Form 10QSB
period 2003-11-30
TRAFALGAR VENTURES INC
filed 2004-01-20
CIK 1180253

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  November 30, 2003
                                     ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-100318
                            -----------------


                             TRAFALGAR VENTURES INC.
    -----------------------------------------------------------------------

       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         98-0377027
---------------------------------             -----------------------------

(State  or  other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)


355 Burrard Street, Suite 1530
Vancouver, British Columbia                               V3J 5V7
----------------------------------------      -----------------------------

(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:       604-736-5005
                                                ---------------------------


                                     None
    -----------------------------------------------------------------------

     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days   [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,660,000 shares of $0.001 par value common stock outstanding as of January 13, 2004.






















                          TRAFALGAR VENTURES INC.
                      (An Exploration Stage Company)


                       INTERIM FINANCIAL STATEMENTS


                             OCTOBER 31, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)
                          TRAFALGAR VENTURES INC.
                      (An Exploration Stage Company)

                           INTERIM BALANCE SHEET
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                              OCTOBER  APRIL 30
                                                31
                                               2003      2003

ASSETS

Current
Cash                                         $ 26,572  $ 40,775
Prepaid expense                                -            125

                                             $ 26,572  $ 40,900
                                              =================
LIABILITIES

Current
Accounts payable and accrued liabilities      $ 4,582   $ 1,000
                                              -----------------
SHAREHOLDERS' EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value
$0.001 per share

Issued and outstanding:
3,720,000 common shares                          3,720     3,720

Additional paid-in capital                      74,280    74,280

Deficit  Accumulated During The  Exploration   (56,010)  (38,100)
Stage                                           ----------------
                                                21,990    39,900
                                                ----------------
                                             $  26,572  $ 40,900
                                               =================










                          TRAFALGAR VENTURES INC.
                      (An Exploration Stage Company)

                         INTERIM STATEMENT OF LOSS
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                                                 PERIOD
                                                                  FROM
                                                                 DATE OF
                                                                INCEPTION
                                                                FEBRUARY 6
                      THREE MONTHS ENDED    SIX MONTHS ENDED     2002 TO
                          OCTOBER 31           OCTOBER 31        OCTOBER
                                                                   31
                        2003      2002       2003      2002       2003

Expenses
Office and sundry    $ 415      $ 245      $ 775     $ 474      $ 2,260
Filing fees            195        1,250      320       1,250      2,695
Professional fees      8,840      7,560      11,815    14,560     30,055
Mineral property
option payments        -          -          -         7,500      8,500
(Note 4)
Mineral property
exploration            5,000      -          5,000     2,500      12,500
expenditures          --------------------------------------------------

Net   Loss  For  The $ 14,450   $ 9,055    $ 17,910  $ 26,284   $ 56,010
Period               ===================================================


Basic And Diluted
Loss Per Share       $ (0.01)   $ (0.01)   $ (0.01)  $ (0.01)
                     ========================================

Weighted Average
Number Of Shares       3720000  3720000    3720000   3720000
Outstanding           ======================================














                          TRAFALGAR VENTURES INC.
                      (An Exploration Stage Company)

                      INTERIM STATEMENT OF CASH FLOWS
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                                                 PERIOD
                                                                  FROM
                                                                 DATE OF
                                                                INCEPTION
                                                                FEBRUARY 6
                             THREE MONTHS    SIX MONTHS ENDED    2002 TO
                                ENDED
                              OCTOBER 31        OCTOBER 31       OCTOBER
                                                                   31
                            2003      2002     2003     2002      2003

Cash Flows From Operating
Activities
Net loss for the period   $ (14,450) $(9,055)$(17,910) $(26,284)$(56,010)


Adjustments To Reconcile
Net Loss To Net Cash Used
By Operating Activities
Prepaid expense             -         (1,250)  125      (1,250)       -

Accounts payable and
accrued liabilities         4,082     -        3,582    1,000     4,582
                            -------------------------------------------
                            (10,368) (10,305) (14,203)(26,534)  (51,428)
                            -------------------------------------------

Cash Flows From Financing
Activity
Share capital issued        -         -        -        78,000    78,000
                           ---------------------------------------------
(Decrease)  Increase   In  (10,368)  (10,305) (14,203)  51,466    26,572
Cash

Cash, Beginning Of Period   36,940    61,771   40,775   -         -
                           ---------------------------------------------
Cash, End Of Period       $ 26,572  $ 51,466 $ 26,572  $51,466  $ 26,572
                           =============================================





                          TRAFALGAR VENTURES INC.
                      (An Exploration Stage Company)

                 INTERIM STATEMENT OF SHAREHOLDERS' EQUITY

                             OCTOBER 31, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                               DEFICIT
                         COMMON STOCK          ACCUMULATED
                                    ADDITIONAL DURING THE
                                    PAID-IN    EXPLORATION
                   SHARES   AMOUNT  CAPITAL    STAGE      TOTAL

Opening balance,
 February 6, 2002    -        $ -     $ -      $ -        $ -
                    --------------------------------------------
Balance, April 30,   -          -       -        -          -
2002

June 4, 2002 -
Shares issued for  1,500,000 1,500     -         -        1,500
cash at $0.001
June 11, 2002 -
Shares issued for  1,650,000 1,650   14,850      -       16,500
cash at $0.01

June 21, 2002 -
Shares issued for  550,000    550     54,450   -          55,000
cash at $0.10

July 4, 2002 -
Shares issued for  20,000     20      4,980    -          5,000
cash at $0.25

Net loss for the     -        -       -        (38,100) (38,100)
period            ----------------------------------------------

Balance, April     3,720,000 3,720   74,280   (38,100)   39,900
30, 2003

Net loss for the   -          -       -        (17,910) (17,910)
period             ----------------------------------------------

Balance, October   3,720,000 $ 3,720 $ 74,280 $ (56,010) $ 21,990
31, 2003           ==============================================







                          TRAFALGAR VENTURES INC.
                      (An Exploration Stage Company)

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                             OCTOBER 31, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)



1.BASIS OF PRESENTATION

  The unaudited interim financial statements as of October 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2003 audited financial statements and notes thereto.


2.   NATURE OF OPERATIONS

  a)   Organization

     The Company was incorporated in the State of Nevada, U.S.A., on February 6, 2002.

  b)   Exploration Stage Activities

     The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

  c)Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $56,010 for the period from February 6, 2002 (inception) to October 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



                          TRAFALGAR VENTURES INC.
                      (An Exploration Stage Company)

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                             OCTOBER 31, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)



3.SIGNIFICANT ACCOUNTING POLICIES

  a)Mineral Property Option Payments and Exploration Costs

     The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

  b)Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

  c)Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not realized, a valuation allowance is recognized.

  d)Basic and Diluted Loss Per Share

     The Company computes loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.



                          TRAFALGAR VENTURES INC.
                      (An Exploration Stage Company)

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                             OCTOBER 31, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)



4.MINERAL PROPERTY INTEREST

  The  Company  has entered into an option agreement, dated June  24,  2002 and amended April 17, 2003, to acquire a 90% interest in four mineral claims located in the Sudbury Mining District in Ontario, Canada.

  In order to earn its interest, the Company made a $7,500 cash payment on signing, $1,000 on amending, and must incur exploration expenditures totalling $227,000 as follows:

  Exploration expenditures:

-    $25,000 by June 1, 2004;
-    A further $202,000 by June 1, 2005.

  The project is subject to a 2% net smelter return royalty.


5.    CONTINGENCY

  Mineral Property

  The Company's mineral property interest has been acquired pursuant to  an
  option  agreement.   In order to retain its interest,  the  Company  must
  satisfy the terms of the option agreement described in Note 3.


Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Our plan of operation for the twelve-month period following the date of this report is to complete the recommended phase one exploration program on the East Red Rock Claims. We anticipate that the program will cost approximately $24,000.

In addition, we anticipate spending an additional $11,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $35,000.

We will be able to complete phase one of the exploration program without additional financing. Completion of these exploration expenditures will also enable us to meet the exploration expenditure requirement under the option agreement for the period through August 31, 2004.

We commenced the phase one exploration program on the East Red Rock Claims in June 2003. Due to winter weather conditions in the area of the property, we do not expect to complete the phase one program until spring of 2004. If warranted, we plan to proceed with raising additional capital to commence Phase 2 of our exploration program in summer or fall of 2004. We will obtain a geological report upon the completion of the first phase summarizing the results of that phase. The costs of the geological reports are included in the cost of the exploration program.

We will assess whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of phase two of the exploration program is $176,000, which is well beyond our projected cash reserves. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Our cash reserves are sufficient to meet our obligations for the next twelve-month period. However, we will need to seek additional funding in the near future to proceed with and complete phase two, if warranted of our planned exploration program. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we do not complete the cash payments or the exploration expenditures required under the option agreement for the East Red Rock Claims, then our option in will terminate and we will lose all our rights and interest in the property. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the East Red Rock Claims. We may also pursue acquiring interests in alternate mineral properties in the future.

Results Of Operations For Period Ending October 31, 2003

We did not earn any revenues during the period ending October 31, 2003. We do not anticipate earning revenues until such time as we have not entered into commercial production of the Bonanza Lake property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $17,910 for the six-month period ended October 31, 2003. These operating expenses were comprised of professional fees of $11,815, exploration expenditures on the Bonanza Lake property of $5,100, office and sundry costs of $775 and filing fees of $320.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. As a result, there is substantial doubt that we will be able to continue as a going concern.

At October 31, 2003, we had cash on hand of $26,572 and accounts payable and accrued liabilities of $4,582.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.   Changes in Securities

The Company did not issue any securities during the quarter ended October 31, 2003.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the period ended October 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trafalgar Ventures Inc.


/s/ Robert Gorden Smith
------------------------------
Robert Gorden Smith, President