Form 10QSB
period 2004-01-31
TRAFALGAR VENTURES INC
filed 2004-03-17
CIK 1180253

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  January 31, 2004
                                     ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-100318
                            -----------------


                             TRAFALGAR VENTURES INC.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         98-0377027
---------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


355 Burrard Street, Suite 1530
Vancouver, British Columbia                               V3J 5V7
----------------------------------------      --------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:       604-736-5005
                                                ------------------------------

                                     None
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days   [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,660,000 shares of $0.001 par value common stock outstanding as of March 12, 2004.










                            TRAFALGAR VENTURES INC.
                        (An Exploration Stage Company)


                         INTERIM FINANCIAL STATEMENTS


                               JANUARY 31, 2004
                                  (Unaudited)
                           (Stated in U.S. Dollars)
                            TRAFALGAR VENTURES INC.
                        (An Exploration Stage Company)

                             INTERIM BALANCE SHEET
                                  (Unaudited)
                           (Stated in U.S. Dollars)



                                              JANUARY  APRIL 30
                                                31
                                               2004      2003
                                            --------------------
ASSETS

Current
Cash                                         $ 15,603  $ 40,775
Prepaid expense                                -         125
                                               ----------------
                                             $ 15,603  $ 40,900
                                               ================
LIABILITIES

Current
Accounts payable and accrued liabilities      $ 1,000   $ 1,000
                                              -----------------
SHAREHOLDERS' EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value
$0.001 per share

Issued and outstanding:
3,720,000 common shares                         3,720     3,720

Additional paid-in capital                     74,280    74,280

Deficit  Accumulated During The  Exploration  (63,397)  (38,100)
Stage                                          ----------------
                                               14,603    39,900
                                               ----------------
                                             $ 15,603  $ 40,900
                                               ================


                            TRAFALGAR VENTURES INC.
                        (An Exploration Stage Company)

                           INTERIM STATEMENT OF LOSS
                                  (Unaudited)
                           (Stated in U.S. Dollars)



                                                                 PERIOD
                                                                  FROM
                                                                 DATE OF
                                                                INCEPTION
                                                                FEBRUARY
                                                                    6
                      THREE MONTHS ENDED    NINE MONTHS ENDED    2002 TO
                          JANUARY 31           JANUARY 31        JANUARY
                                                                   31
                        2004      2003       2004      2003       2004

Expenses
Office and sundry    $ 425      $ 849      $ 1,200   $ 1,323    $ 2,685
Filing fees            -          625        320       1,875      2,695
Professional fees      5,162      2,000      16,977    16,560     35,217
Mineral property
option payments        -          -          -         7,500      8,500
(Note 4)
Mineral property
exploration            1,800      -          6,800     2,500      14,300
expenditures          ---------------------------------------------------

Net   Loss  For  The $ 7,387    $ 3,474    $ 25,297  $ 29,758   $ 63,397
Period                ===================================================


Basic And Diluted
Loss Per Share       $ (0.01)   $ (0.01)   $ (0.01)  $ (0.01)
                     =======================================

Weighted Average
Number Of Shares    3,720,000 3,720,000   3,720,000 3,720,000
Outstanding         =========================================










                            TRAFALGAR VENTURES INC.
                        (An Exploration Stage Company)

                        INTERIM STATEMENT OF CASH FLOWS
                                  (Unaudited)
                           (Stated in U.S. Dollars)



                                                                 PERIOD
                                                                  FROM
                                                                 DATE OF
                                                                INCEPTION
                                                                FEBRUARY
                                                                    6
                             THREE MONTHS    NINE MONTHS ENDED   2002 TO
                                ENDED
                              JANUARY 31        JANUARY 31       JANUARY
                                                                   31
                            2004      2003     2004     2003      2004

Cash Flows From Operating
Activities
Net loss for the period $ (7,387)$  (3,474) $(25,297)$(29,758)$ (63,397)


Adjustments To Reconcile
Net Loss To Net Cash Used
By Operating Activities
Prepaid expense             -         625      125      (625)     -
Accounts payable and
accrued liabilities       (3,582)     -        -        1,000     1,000
                          ----------------------------------------------
                         (10,969)  (2,849) (25,172)   (29,383)  (62,397)
                        ------------------------------------------------

Cash Flows From Financing
Activity
Share capital issued        -         -        -        78,000    78,000
                          ----------------------------------------------
(Decrease)Increase In   (10,969)  (2,849)  (25,172)     48,617    15,603
Cash

Cash,Beginning Of Period 26,572   51,466    40,775         -         -
                         -----------------------------------------------
Cash, End Of Period    $ 15,603 $ 48,617 $  15,603     $48,617  $ 15,603
                         ===============================================











                            TRAFALGAR VENTURES INC.
                        (An Exploration Stage Company)

                   INTERIM STATEMENT OF SHAREHOLDERS' EQUITY

                               JANUARY 31, 2004
                                  (Unaudited)
                           (Stated in U.S. Dollars)



                                              DEFICIT
                         COMMON STOCK         ACCUMULATED
                                  ADDITIONAL  DURING THE
                                    PAID-IN   EXPLORATION
                   SHARES   AMOUNT  CAPITAL    STAGE      TOTAL

Opening balance,
 February 6, 2002    -        $ -     $ -      $ -        $ -

Balance, April 30,   -          -       -        -          -
2002

June 4, 2002 -
Shares issued for  1,500,000 1,500      -        -       1,500
cash at $0.001

June 11, 2002 -
Shares issued for  1,650,000 1,650   14,850      -      16,500
cash at $0.01

June 21, 2002 -
Shares issued for  550,000    550     54,450     -      55,000
cash at $0.10

July 4, 2002 -
Shares issued for  20,000     20      4,980      -       5,000
cash at $0.25

Net loss for the   -          -       -      (38,100)  (38,100)
period

Balance, April     3,720,000 3,720   74,280  (38,100)   39,900
30, 2003

Net loss for the   -          -       -      (25,297)  (25,297)
period             -------------------------------------------

Balance, January 3,720,000 $3,720  $74,280  $(63,397) $ 14,603
31, 2004         =============================================









                            TRAFALGAR VENTURES INC.
                        (An Exploration Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                               JANUARY 31, 2004
                                  (Unaudited)
                           (Stated in U.S. Dollars)



1.BASIS OF PRESENTATION

  The unaudited interim financial statements as of January 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2003 audited financial statements and notes thereto.


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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $63,397 for the period from February 6, 2002 (inception) to January 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.
     Management  has  plans  to  seek  additional  capital  through  a  private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.














                            TRAFALGAR VENTURES INC.
                        (An Exploration Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                               JANUARY 31, 2004
                                  (Unaudited)
                           (Stated in U.S. Dollars)



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












                            TRAFALGAR VENTURES INC.
                        (An Exploration Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                               JANUARY 31, 2004
                                  (Unaudited)
                           (Stated in U.S. Dollars)



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


5.    CONTINGENCY

  Mineral Property

  The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 4.


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

Plan of Operation

Our plan of operation for the twelve-month period following the date of this report is to complete the recommended phase one exploration program on the Bonanza Lake property. We anticipate that the program will cost approximately $24,000 in total. To date, we have completed $14,300 of this program. Completion of these proposed exploration expenditures will also enable us to meet the exploration expenditure requirement under the option agreement for the period through August 31, 2004.

In addition, we anticipate spending an additional $11,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $20,700.

We will not be able to complete phase one of the exploration program without additional financing. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors and shareholders, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we do not complete the exploration expenditures required under the option agreement for the Bonanza Lake property, then our option will terminate and we will lose all our rights and interest in the property. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Bonanza Lake property. We may also pursue acquiring interests in alternate mineral properties in the future.

We commenced the phase one exploration program on the Bonanza Lake property in June 2003. Due to winter weather conditions in the area of the property, we do not expect to complete the phase one program until April or May of 2004. If warranted, we plan to proceed with raising additional capital to commence Phase 2 of our exploration program in summer or fall of 2004. We will obtain a geological report upon the completion of the first phase summarizing the results of that phase. The costs of the geological reports are included in the cost of the exploration program.

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

Results Of Operations For Period Ending January 31, 2004

We did not earn any revenues during the period ending January 31, 2004. We do not anticipate earning revenues until such time as we have not entered into commercial production of the Bonanza Lake property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $25,297 for the nine-month period ended January 31, 2004. These operating expenses were comprised of professional fees of $16,977, mineral property exploration expenditures of $6,800, office and sundry $1,200 and filing fees of $320. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. As a result, there is substantial doubt that we will be able to continue as a going concern.

At January 31, 2004, we had cash on hand of $15,603 and accounts payable and accrued liabilities of $1,000.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.   Changes in Securities

The Company did not issue any securities during the quarter ended January 31, 2004.

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

There were no reports filed on Form 8-K during the period ended January 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trafalgar Ventures Inc.


/s/ Robert Gorden Smith
------------------------------
Robert Gorden Smith, President