Form 10KSB
period 2004-04-30
TRAFALGAR VENTURES INC
filed 2004-08-16
CIK 1180253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-100318

TRAFALGAR VENTURES INC.
(Name of small business issuer in its charter)

Nevada	98-0377027
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

355 Burrard Street, Suite 1530
Vancouver, British Columbia, V3J 5V7
(Address of principal executive offices)

(604) 736-5005
Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year:        Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$555,000 as at April 30, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,720,000 shares of common stock as at April 30, 2004

PART I

ITEM 1: DESCRIPTION OF BUSINESS

We were incorporated on February 6, 2002 under the laws of the state of Nevada, with a view to acquiring and exploring mineral properties.

During 2002, we raised capital through the sale of shares of our common stock in order to cover administrative expenses and fund initial exploration of our potential mineral property.

We are an exploration stage company that proposes to be engaged in the acquisition and exploration of mineral properties. An "exploration stage company" in the resource industry is involved in the search for mineral deposits on properties without established commercially mineable reserves.

To date, we have not conducted any exploration activities. We have obtained an option to acquire a 90% interest in two mineral claims located in the Sudbury Mining Division, Province of Ontario, Canada. We refer to these mineral claims as the Bonanza Lake Property. This option is exercisable by us completing either cash payments to the optionor in the same amount as our exploration program or by completing the required exploration expenditures on the Bonanza Lake Property.

Our objective is to conduct mineral exploration activities on the Bonanza Lake Property in order to assess whether the claim possesses commercially exploitable reserves of copper, nickel and or platinum group elements. We have not, as yet, identified any commercially exploitable reserves. Our proposed exploration program is designed to search for commercially exploitable deposits.

We acquired our interest in the Bonanza Lake Property pursuant to an agreement dated June 24, 2002 between Mr. Terry Loney and us. Terry Loney is the owner of the Bonanza Lake Property. We paid a cash consideration to Terry Loney for the grant of the option in the amount of $7,500 on June 24, 2002, concurrent with the execution of the option agreement. The option agreement was negotiated as an arm’s length transaction. We are entitled to exercise the option to acquire the 90% interest in the Bonanza Lake Property when we have:

(A) paid Terry Loney $7,500, which we paid upon the execution of the option agreement;

(B) incurred an aggregate of $227,000 in property exploration expenditures on the Bonanza Lake Property within the following periods:

(1) $25,000 by June 30, 2003; and

(2) a further $202,000 by June 30, 2004.

In the event that we spend, in any of the above periods, less than the required sum, we may, at our option, pay to Terry Loney the difference between the amount actually spent and the required exploration expenditure in full satisfaction of the exploration expenditures to be incurred. In the event that we spend, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in the subsequent period. If we fail to incur the required exploration expenditures, our option will terminate and we will have no further rights to the Bonanza Lake Property.

Technical Information Regarding the Property

We have obtained a geological evaluation report on the Bonanza Lake Property which was prepared by Scott Jobin-Bevans M.Sc. Sudbury, Ontario, Canada. The geological report summarizes the results of the prior exploration in the proximity of the Bonanza Lake Property and the geological formations on the property.

Geological Report and Recomendations

In his report, Mr. Jobin-Bevans concludes that the Bonanza Lake Property overlies an area that is prospective for the discovery of offset dykes that may contain nickel-copper-platinum group element mineralization. A dyke is a long and relatively thin body of rock that, while in a molten state, intruded a crack in older rocks. Often such dykes contain higher than normal concentrations of valuable minerals.

Mr. Jobin-Bevans states that overburden, loose soil that overlies the potentially mineralized rock, has been the main obstacle in exploration of prospective targets on the Bonanza Lake Property. However, he asserts that improved techniques in geophysical surveys including advances in induced polarization surveys should aid us in current exploration of the property. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies. Readings can indicate the presence of certain types of mineral deposits.

Based on his review of the geological data relating to the Bonanza Lake Property and surrounding area, Mr. Jobin-Bevans recommends proceeding with a two-phase, staged exploration program. The initial phase of the recommended geological work program is comprised of the acquisition and analysis of satellite imaging maps of the Bonanza Lake Property in order to make a preliminary assessment of mineralization. Mr. Jobin-Bevans estimates that a budget of $25,000 will be required to support this initial geological work program. The components of the budget are as follows:

Geological Review	$4,000
Grid Emplacement	$5,000
Geological Mapping and Sampling	$10,000
Report Writing/Consulting	$5,000
Operating Supplies	$1,000
Total	$25,000

Grid emplacement involves dividing a portion of the property being explored into small sections. The geologist overseeing the exploration program will record results based on the section from which a sample is taken, or various surveys are performed.

Geological mapping and sampling will consist of a geologist and his assistant gathering chip samples and grab samples from grid areas with the most potential to host economically significant mineralization. The term “economically significant mineralization” means that there are sufficient quantities of valuable metals contained in rock located on the property that we could expect to profit from mining operations to remove these minerals from the surrounding rock based on their observation of any surface rocks. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as platinum, or industrial metals such as copper and nickel. All samples gathered are sent to a laboratory where they are crushed and analysed for metal content.

Mr. Jobin-Bevans recommended that the second phase of the exploration program consist of geophysical surveys and diamond drilling. The components of the estimated budget of $202,000 are as follows:

Geophysical Surveys	$35,000
Drilling (2,500 meters)	$150,000
Report Writing/Consulting	$7,000
Operating Supplies	$10,000
Total	$202,000

Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals contain in rock located at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

Mr. Jobin-Bevans concluded in his geological report that the decision to proceed with each subsequent phase of the exploration program should be contingent upon reasonable encouragement. The term “reasonable encouragement”, as it applies to results from an exploration program on the property, means that the results suggest that the property could potentially contain economically significant mineralization. having been gained from the results of the previous exploration program.

Conclusions on Recommendations of the Geological Report

We have decided to accept the recommendation of the geological report and proceed with this initial geological work program. We will make a decision whether to proceed with phase two of the staged exploration program upon completion of this initial geological work program and an analysis of the results of this first phase of the exploration program by a qualified geologist.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Province of Ontario, specifically. Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond. In addition, production of minerals in the Province of Ontario will require prior approval of applicable governmental regulatory agencies. We can provide no assurance to investors that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in phase one because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

- Water discharge will have to meet water standards;

- Dust generation will have to be minimal or otherwise re-mediated;

- Dumping of material on the surface will have to be re-contoured and re-vegetated;

- An assessment of all material to be left on the surface will need to be environmentally benign;

- Ground water will have to be monitored for any potential contaminants;

- The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

- There will have to be an impact report of the work on the local fauna and flora.

During the exploration phase, a bond will need to be provided covering possible land disturbance. In the case of normal fieldwork, this should be minimal. The costs of compliance with environmental regulations in the production phase are variable and cannot be determined at this time.

Employees

As of the date of this report, we do not have any employees other than our officers. We intend to retain independent geologists and consultants on a contract basis to conduct the proposed work programs on the Bonanza Lake property.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have one wholly owned subsidiary that being Trafalgar Acquisitions Corp.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Risk Factors

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related To Our Financial Condition And Business Model

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete the exploration of the optioned mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. As of April 30, 2004, we had cash in the amount of $180.00 We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Bonanza Creek Property. We will require additional financing in order to complete the full-recommended exploration program. We will also require additional financing if the costs of the exploration of our optioned mineral claim are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, nickel and platinum, investor acceptance of our property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

Presently, there is no known commercial ore body located on the Bonanza Lake property. Even if our exploration program is successful in identifying an economically feasible ore body of commercial grade and tonnage, we can provide no assurance that we will able to secure additional financing, causing our business to fail.

IF WE DO NOT COMPLETE THE REQUIRED OPTION PAYMENT AND CAPITAL EXPENDITURE REQUIREMENTS MANDATED IN OUR OPTION, WE WILL LOSE OUR INTEREST IN THE BONANZA LAKE PROPERTY AND OUR BUSINESS MAY FAIL.

We wer obligated to incur exploration expenditures of at least $227,000 on the Bonanza Lake Property by June 1, 2004 in order to exercise the option and obtain a 90% interest in the property. As we have not yet incurred this amount, pursuant to our option we may pay to Terry Loney the difference between the amount actually spent and the required exploration expenditure in full satisfaction of the exploration expenditures to be incurred. We will require substantial additional capital for this expenditure and to fund the continued exploration of our property and exercise the option. If we do not incur the exploration expenditures required by the option agreement, we will forfeit our interest in the Bonanza Lake Property and will have no interest in the property. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the optioned mineral claim, then there is a substantial risk that our business will fail.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE. IF OUR BUSINESS FAILS, YOU MAY LOSE YOUR ENTIRE INVESTMENT.

We have not even begun the initial stages of exploration of the Bonanza Lake Property, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on February 6, 2002 and to date have been involved primarily in organizational activities and the acquisition of our property interest. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

UNANTICIPATED PROBLEMS RELATING TO OUR EXPLORATION OF THE BONANZA LAKE PROPERTY, MAY INCREASE THE LIKELIHOOD OF BUSINESS FAILURE

The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of the Bonanza Lake Property and the production of minerals thereon, if any, we will not be able to earn profits or continue operations.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral claims that we have optioned contain commercially exploitable reserves of copper, nickel, and platinum. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such Liabilities may have a material adverse effect on our financial position.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The Independent Auditor's Report to our audited financial statements for the period ended January 15,2003, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

Risks Related To Our Market And Strategy

IF WE DO NOT OBTAIN CLEAR TITLE TO THE BONANZA LAKE PROPERTY, OUR BUSINESS MAY FAIL.

While we have obtained a geological report with respect to the Bonanza Lake Property, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements,

transfers or native land claims, and title may be affected by undetected defects. The Bonanza Lake Property has not been surveyed and therefore, the precise location locations and areas of the properties may be in doubt. Should significant mineralization be discovered near the claims 8 boundaries, we will need to incur the expenses related to a survey in order to determine whether such mineralization is in fact situated on the Bonanza Lake Property.

BECAUSE OUR DIRECTORS OWN 40.32% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors, own approximately 40.32% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Robert Gorden Smith is presently required to spend only 25% of his business time on business management services for our company. While Mr. Smith presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Smith from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Smith may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

BECAUSE MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our management has only limited experience in mineral exploration. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan in the exploration and exploitation of our optioned mineral property.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We currently plan to apply for listing of our common stock on the NASD over the counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

BECAUSE OUR STOCK PRICE WILL INITIALLY BE LESS THAN $5.00 PER SHARE AND BECAUSE OUR SHARES WILL NOT BE QUOTED ON A NATIONAL EXCHANGE, WE ARE LIKELY TO BE SUBJECT TO GOVERNMENT REGULATIONS CONCERNING BROKER

DEALER PRACTICES IN CONNECTION WITH PENNY STOCKS.

The Securities & Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (iii) contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer (i) with bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock become subject to the penny stock rules, stockholders may have difficulty selling our securities.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above “Risk Factors” section and elsewhere in this document.

ITEM 2: DESCRIPTION OF PROPERTY

Our executive offices are located at 355 Burrard Street, Vancouver, British Columbia, Canada.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted on the National Association of Securities Dealers’ OTC Bulletin Board.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We were incorporated on February 6, 2002 under the laws of the state of Nevada, with a view to acquiring and exploring mineral properties.

During 2002, we raised capital through the sale of shares of our common stock in order to cover administrative expenses and fund initial exploration of our potential mineral property.

We are an exploration stage company that proposes to be engaged in the acquisition and exploration of mineral properties. An "exploration stage company" in the resource industry is involved in the search for mineral deposits on properties without established commercially mineable reserves.

To date, we have not conducted any exploration activities. We have obtained an option to acquire a 90% interest in two mineral claims located in the Sudbury Mining Division, Province of Ontario, Canada. We refer to these mineral claims as the Bonanza Lake Property. This option is exercisable by us completing either cash payments to the optionor in the same amount as our exploration program or by completing the required exploration expenditures on the Bonanza Lake Property.

Our objective is to conduct mineral exploration activities on the Bonanza Lake Property in order to assess whether the claim possesses commercially exploitable reserves of copper, nickel and or platinum group elements. We have not, as yet, identified any commercially exploitable reserves. Our proposed exploration program is designed to search for commercially exploitable deposits.

We acquired our interest in the Bonanza Lake Property pursuant to an agreement dated June 24, 2002 between Mr. Terry Loney and us. Terry Loney is the owner of the Bonanza Lake Property. We paid a cash consideration to Terry Loney for the grant of the option in the amount of $7,500 on June 24, 2002, concurrent with the execution of the option agreement. The option agreement was negotiated as an arm’s length transaction.

If results from phase one of the work program on the Bonanza Lake property are positive, we intend to commence the phase two drill program as described in the geological report. Results of the phase one work program will be considered positive if our consulting geologist believes there is evidence that the property contains significant amounts of precious or based metals that it may potentially host reserves. If any of the samples that our consulting geologist gathers from the Phase I exploration program yield at least 1% zinc, 1% copper, or 5 grams per tonne silver, these would be considered significant amounts. We anticipate that we will have to raise additional funding in order to conduct the phase two program and that his phase would be conducted, subject to financing, during early fall of 2004.

The nature of our activities after commencing the Phase II work program are anticipated to be as follows: raising funds necessary to commence and complete program; retaining geological consultant to oversee exploration program; arranging with consultant to hire additional personnel for program including helicopter charter, drilling company and geological helpers; organizing establishment of camp and lodging requirements; keeping shareholders and market advised of progress and results; arranging for shipment of samples for assay analysis.

Our completion of the work programs and investigation and acquisition of additional mineral property interests is subject to our obtaining adequate financing. During the 12-month period following the date of this registration statement, we do not anticipate generating any revenue. We intend to raise additional capital through private or public offerings of our common stock. We do not have any financing arranged, nor has an underwriter expressed an interest in a public offering. Accordingly, there can be no assurance that additional funding will be available. In the absence of such financing, our business plan will fail.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

  our ability to raise additional funding

  the market for base minerals such as zinc, copper and silver results of our proposed exploration programs on the Bonanza Lake property our ability to find joint venture partners for the development of our property interests

If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. In the event no other such opportunities are available, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

If we find sufficient evidence of mineralization in Phase II, we would likely conduct additional drilling on the Bonanza Lake property to determine the extent of such mineralization. If we decide to conduct additional drilling, we will require additional funding. The cost of such a program cannot be determined until results from the first two phases of exploration are completed. However, we estimate that such a program will cost approximately $250,000.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of exploration. We believe that debt financing will not be an alternative for funding additional drilling. We do not have any arrangements in place for any future equity financing.

Results Of Operations For Period Ending April 30, 2004

We did not earn any revenues during the period ending April 30, 2004. We do not anticipate earning revenues until such time as we have not entered into commercial production of the Bonanza Lake property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At April 30, 2004, we had cash on hand of $180.00. At the same date, we had total liabilities of $2,500.

ITEM 7: FINANCIAL STATEMENTS

Trafalgar Ventures Inc.

(An Exploration Stage Company)

Index

Auditors’ Report	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statement of Stockholders’ Equity (Deficit)	F–5

Notes to the Financial Statements	F–6

INDEPENDENT AUDITORS' REPORT

To the Shareholders
Trafalgar Ventures Inc.
(An Exploration Stage Company)

We have audited the balance sheets of Trafalgar Ventures Inc. (an exploration stage company) as at April 30, 2004 and 2003, and the statements of loss, cash flows, and stockholders’ equity for the years ended April 30, 2004 and 2003, and for the period from February 6, 2002 (date of inception) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2004 and 2003, and the results of its operations and cash flows for the years ended April 30, 2004 and 2003, and for the period from February 6, 2002 (date of inception) to April 30, 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $75,320 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

July 23, 2004	Chartered Accountants

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	APRIL 30
	2004	2003

ASSETS

Current
Cash	$180	$40,775
Prepaid expense	5,000	125

	$5,180	$40,900

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,500	$1,000
Advances payable (Note 3)	1,000	-
	2,500	1,000

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
3,720,000 common shares	3,720	3,720

Additional paid-in capital	74,280	74,280

Deficit Accumulated During The Exploration Stage	(75,320)	(38,100)
	2,680	39,900

	$5,180	$40,900

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			INCEPTION
			FEBRUARY 6
	YEARS ENDED		2002 TO
	APRIL 30		APRIL 30
	2004	2003	2004

Expenses
Office and sundry	$1,373	$1,485	$2,858
Filing fees	1,070	2,375	3,445
Consulting fee	10,000	-	10,000
Professional fees	17,977	18,240	36,217
Mineral property option payments (Note 4)	-	8,500	8,500
Mineral property exploration expenditures	6,800	7,500	14,300

Net Loss For The Period	$37,220	$38,100	$75,320

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares
Outstanding	3,720,000	3,720,000

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			INCEPTION
	YEARS		FEBRUARY 6
	ENDED		2002 TO
	APRIL 30		APRIL 30
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(37,220)	$(38,100)	$(75,320)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
(Increase) in prepaid expenses	(4,875)	(125)	(5,000)
Increase in accounts payable and accrued
liabilities	500	1,000	1,500
	(41,595)	(37,225)	(78,820)

Cash Flows From Financing Activities
Share capital issued	-	78,000	78,000
Advances payable	1,000	-	1,000
	1,000	78,000	79,000

(Decrease) Increase In Cash	(40,595)	40,775	180

Cash, Beginning Of Period	40,775	-	-

Cash, End Of Period	$180	$40,775	$180

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

APRIL 30, 2004

(Stated in U.S. Dollars)

				DEFICIT
		COMMON STOCK		ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Opening balance,
February 6, 2002	-	$-	$-	$-	$-

Balance, April 30, 2002	-	-	-	-	-

June 4, 2002 – Shares issued
for cash at $0.001	1,500,000	1,500	-	-	1,500
June 11, 2002 – Shares issued
for cash at $0.01	1,650,000	1,650	14,850	-	16,500

June 21, 2002 – Shares issued
for cash at $0.10	550,000	550	54,450	-	55,000

July 4, 2002 – Shares issued
for cash at $0.25	20,000	20	4,980	-	5,000

Net loss for the year	-	-	-	(38,100)	(38,100)

Balance, April 30, 2003	3,720,000	3,720	74,280	(38,100)	39,900

Net loss for the year	-	-	-	(37,220)	(37,220)

Balance, April 30, 2004	3,720,000	$3,720	$74,280	$(75,320)	$2,680

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

	a)	Organization The Company was incorporated in the State of Nevada, U.S.A., on February 6, 2002.

b)

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $75,320 for the period from February 6, 2002 (inception) to April 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Mineral Property Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

b)

Use of Estimates

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

c)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not realized, a valuation allowance is recognized.

d)

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

(Stated in U.S. Dollars)

3.	ADVANCES PAYABLE Advances payable are repayable on demand and bear no interest.

4.

MINERAL PROPERTY INTEREST

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

5.

CONTINGENCY

Mineral Property

The Company’s mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 4.

Subsequent to April 30, 2004, the Company has allowed the option agreement to lapse.

6.

SUBSEQUENT EVENT

On July 23, 2004, the Company entered into an Agreement and Plan of Merger with Cyberkinetics, Inc., a privately-held Delaware corporation. The merger will be effected through a newly incorporated wholly-owned subsidiary, Trafalgar Acquisitions Corporation, and the surviving corporation will be Cyberkinetics, Inc. The Company will issue 12,605,168 common shares, 2,824,863 stock options and 81,619 warrants to the stockholders of Cyberkinetics, Inc. The Company will also cancel up to 1,500,000 common shares held prior to the merger. In addition, the Company will also issue an additional 1,300,000 common shares to be held in escrow and distributed in accordance with the terms of the Escrow Agreement.

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

(Stated in U.S. Dollars)

6.

SUBSEQUENT EVENT (Continued)

Immediately prior to the merger, the Company will undertake a 1 for 2.1152857 reverse stock split of its common stock. Additionally, immediately following the merger, the Company will re-incorporate from the State of Nevada to the State of Delaware and will change its name to Cyberkinetics, Inc.

This transaction is subject to Cyberkinetics, Inc.’s shareholder approval.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2004 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Directors:

Name of Director	Age

Robert Gorden Smith	65

Richard Harris	49

Executive Officers:

Name of Officer	Age	Office

Robert Gorden Smith	65	President, Principal Accounting Officer and a Director

Richard Harris	49	Secretary, Treasurer and a Director

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Robert Gorden Smith: Mr. Smith is the company’s president and principal accounting officer.

He has had a lengthy career in the natural resource industry spanning some thirty years. Since 1996, Mr. Smith, as an independent contractor, has provided financial and administrative consulting services to Circle Energy Inc., CVL Resources Inc., Sovereign Chief Ventures Inc. and Mount Dakota Energy Corp., all of which are Canadian reporting companies. All four of these companies explore prospective Canadian and United States properties for oil and gas, drill wells and if successful, place them in production.

Richard Harris: Mr. Harris is the company’s secretary and treasurer. Mr. Harris has had many years of business experience in sales, marketing, and business development. From November 1997 to March 1999, he acted as vice-president of sales and marketing for International Properties Group, a private real estate investment company, where he was responsible for recruiting, training and managing a sales staff of over 50 representatives. From March 1999 to August 1999, Mr. Harris was Micron Commercial Computer Systems Inc.’s director of sales for the central region. From September 1999 to June 2000, Mr. Harris was employed as director of field sales and business development for the same computer product manufacturing company. Since July 2000, he has acted as president of Harris & Associates, a consulting firm that educates people in sales, marketing and business management techniques.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Conflicts of Interest

We do not have any procedures in place to address conflicts of interest that may arise in our directors between our business and their other business activities.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Robert Gorden Smith	0	0	0

(President and director)

Richard Harris 0 0 0 (Secretary, Treasurer and Director)

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended August 31, 2003.

		Annual Compensation				Long Term Compensation

					Other Annual	Restricted Stock	Options/	LTIP	All Other
Name (1)	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation

Robert Gorden Smith	President	2004	$0	0	0	0	0	0	0

Richard Harris	Secretary/Treasurer	2004	$0	0	0	0	0	0	0

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this prospectus, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

		Amount of
Title of	Name and address	beneficial	Percent
Class	of beneficial owner	ownership	of class

Common	Robert Gorden Smith	750,000	20.16%
Stock	Director, President
	And Principal Accounting Officer
	4547 West 2nd Avenue
	Vancouver, British Columbia
	Canada

Common	Richard Harris	750,000	20.16%
Stock	Director, Secretary, Treasurer
	And a Director
	1859 Spyglass Place Suite 110
	Vancouver, British Columbia
	Canada

Common Stock	All Officers and Directors as a Group that consists of shares two people	1,500,000

The percent of class is based on 3,720,000 shares of common stock issued and outstanding as of the date of this prospectus.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

Exhibits

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	Mineral Property Option Agreement*

10.2	Amended Mineral Property Option Agreement*

10.3	Amended Mineral Property Option Agreement**

10.4	Amended Mineral Property Option Agreement

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to our registration statement on Form SB-2 dated August 26, 2002

** Filed as an exhibit to our registration statement on Form SB-2 dated August 26, 2002

Reports on Form 8-K

A Form 8-K was filed with respect to the agreement and plan of merger with CyberKinetics.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal accountants, Morgan and Company, Chartered Accoutants, did not render any invoices to us during the fiscal year ended April 30, 2004. Our audit committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trafalgar Ventures Inc.

By /s/ Robert Gorden Smith
Robert Gorden Smith
President, CEO & Director
Date: July 30, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Robert Gorden Smith
Robert Gorden Smith
President, CEO & Director
Date: July 30, 2004

By /s/ Richard Harris
Richard Harris
Secretary, Treasurer, Director
Date: July 30, 2004