Form 10QSB
period 2004-07-31
TRAFALGAR VENTURES INC
filed 2004-09-21
CIK 1180253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to _____________

Commission File Number 333-100318

TRAFALGAR VENTURES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0377027
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

355 Burrard Street, Suite 1530
Vancouver, British Columbia	V3J 5V7
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	604-736-5005

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☐   Yes  ☒   No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,660,000 shares of $0.001 par value common stock outstanding as of July 31, 2004.

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	APRIL 30
	2004	2004

ASSETS

Current
Cash	$-	$180
Prepaid expense	-	5,000

	$-	$5,180

LIABILITIES

Current
Bank overdraft	$763	$-
Accounts payable and accrued liabilities	2,975	1,500
Advances payable	1,000	1,000
	4,738	2,500
SHAREHOLDERS' EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001
per share
10,000,000 preferred shares, par value
$0.001 per share

Issued and outstanding:
3,720,000 common shares	3,720	3,720

Additional paid-in capital	74,280	74,280

Deficit Accumulated During The Exploration Stage	(82,738)	(75,320)
	(4,738)	2,680

	$-	$5,180

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			DATE OF
			INCEPTION
			FEBRUARY 6
	THREE MONTHS ENDED		2002 TO
	JULY 31		JULY 31
	2004	2003	2004

Expenses
Office and sundry	$19	$360	$2,877
Consulting fee	5,000		15,000
Filing fees	924	125	4,369
Professional fees	1,475	2,975	37,692
Mineral property option	-	-	8,500
payments (Note 4)
Mineral property exploration	-	-	7,500
expenditures

Net Loss For The Period	$7,418	3,460	$82,738

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares
Outstanding	3,720,000	3,720,000

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			DATE OF
			INCEPTION
			FEBRUARY 6
	THREE MONTHS ENDED		2002 TO
	JULY 31		JULY 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(7,418)	$(3,460)	$(82,738)

Adjustments To Reconcile Net Loss To
Net Cash Used By Operating
Activities
Decrease (Increase) in prepaid	5,000	125	-
expense
Increase in accounts payable and	1,475	(500)	2,975
accrued liabilities
	(943)	(3,835)	(79,763)

Cash Flows From Financing Activity
Share capital issued	-	-	78,000
Advances payable	-	-	1,000
	-	-	79,000

(Decrease) Increase In Cash	(943)	(3,835)	(763)

Cash, Beginning Of Period	180	40,775	-

Cash, End Of Period	$763	$36,940	$(763)

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

INTERIM STATEMENT OF SHAREHOLDERS' EQUITY

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Opening balance, February 6, 2002	-	$-	$-	$-	$-

Balance, April 30, 2002	-	-	-	-	-

June 4, 2002 – Shares issued for cash at $0.01	1,500,000	1,500	-	-	1,500

June 11, , 2002 – Shares issued for cash at $0.01	1,650,000	1,650	14,850	-	16,500

June 21, 2002 – Shares issued for cash at $0.10	550,000	550	54,450	-	55,000

July 4, 2002 – Shares issued for cash at $0.25	20,000	20	4,980	-	5,000

Net loss for the period	-	-	-	(38,100)	(38,100)

Balance, April 30, 2003	3,720,000	3,720	74,280	(38,100)	39,900

Net loss for the period	-	-	-	(37,220)	(37,220)

Balance, July 31, 2003	3,720,000	3,720	74,280	(75,320)	2,680

Net loss for the period				(7,418)	(7,418)

Balance, July 31, 2004	3,720,000	$3,720	$74,280	$(82,738)	$(4,738)

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of July 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2004 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $82,738 for the period from February 6, 2002 (inception) to July 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

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

The Company has adopted Statement of Financial Accounting Standards No. 109 – "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not realized, a valuation allowance is recognized.

	d)	Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 – "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST

The Company has entered into an option agreement, dated June 24, 2002 and amended April 17, 2003, to acquire a 90% interest in four mineral claims located in the Sudbury Mining District in Ontario, Canada.

In order to earn its interest, the Company made a $7,500 cash payment on signing, $1,000 on amending, and had to incur exploration expenditures totalling $227,000 as follows:

Exploration expenditures:

	-	$25,000 by June 1, 2004;

	-	A further $202,000 by June 1, 2005.

The project is subject to a 2% net smelter return royalty.

During the period ended July 31, 2004 the Company allowed the mineral property interest to lapse.

5.	CONTINGENCY

Mineral Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.

During the period ended July 31, 2004 the Company allowed the mineral property interest to lapse.

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

TRAFALGAR VENTURES INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

6.	SUBSEQUENT EVENT (Continued)

Immediately prior to the merger, the Company will undertake a 1 for 2.1152857 reverse stock split of its common stock. Additionally, immediately following the merger, the Company will re-incorporate from the State of Nevada to the State of Delaware and will change its name to Cyberkinetics, Inc.

This transaction is subject to Cyberkinetics, Inc.'s shareholder approval.

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

We commenced the phase one exploration program on the Bonanza Lake property in June 2003. Due to winter weather conditions in the area of the property, and an extended prior work commitments of our exploration personnel, we do not expect to complete the phase one program until October or November of 2004. If warranted, we plan to proceed with raising additional capital to commence Phase 2 of our exploration program in spring of 2005. We will obtain a geological report upon the completion of the first phase summarizing the results of that phase. The costs of the geological reports are included in the cost of the exploration program.

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

Results Of Operations For Period Ending July 31, 2004

We did not earn any revenues during the period ending July 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of the Bonanza Lake property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $7,418 for the three-month period ended July 31, 2004. These operating expenses were comprised of consulting fees of $5000, professional fees of $1,475, office and sundry $1,200 and filing fees of $19. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. As a result, there is substantial doubt that we will be able to continue as a going concern.

At July 31, 2004, we had a bank overdraft of $763 and accounts payable and accrued liabilities of $2,975.

PART II- OTHER INFORMATION

Item 1.          Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.          Changes in Securities

The Company did not issue any securities during the quarter ended July 31, 2004.

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

On July 23, 2004, the Company filed a Report on Form 8-K to announce its signing of an Agreement and Plan of Merger by and among the registrant and Cyber Kinetics Inc., a privately held Delaware Corporation ("Cyberkinetics"), Trafalgar Acquisition Corporation, a privately-held Nevada corporation and wholly-owned subsidiary of the Registrant (the "Merger Sub"), and Robert Gorden Smith, and individual stockholder of the Registrant (the "Merger Agreement). For complete details, please see the above noted report on Form 8K filed by the registrant on July 23, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAFALGAR VENTURES INC.

Date: August 15, 2004	By:	/s/ Robert Gorden Smith

Robert Gorden Smith
President