Form 10QSB/A
period 2004-09-30
Cyberkinetics Neurotechnology Systems, Inc.
filed 2005-01-27
CIK 1180253

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------
                                  FORM 10-QSB/A
--------------------------------------------------------------------------------
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                        COMMISSION FILE NUMBER: 000-50505
--------------------------------------------------------------------------------
                   CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
--------------------------------------------------------------------------------

               DELAWARE                                    13-4287300
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

   FOXBOROUGH BLVD STE 240, FOXBOROUGH , MA                    02035
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (508) 549-9981
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)
--------------------------------------------------------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 18, 2005, the Registrant had 15,639,481 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                               FORM 10-QSB/A INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I - FINANCIAL INFORMATION

        Item 1.Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of September
        30, 2004 and December 31, 2003 (Unaudited)                           3

        Condensed Consolidated Statements of Operations for
        the three and nine months ended September 30, 2004
        and 2003 (Unaudited)                                                 4

        Condensed Consolidated Statements of Cash Flows for
        the nine months ended September 30, 2004 and 2003
        (Unaudited)                                                          5

        Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                                          6

        Item 2.Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       12

        Item 3.Controls and Procedures                                      19

PART II - OTHER INFORMATION

        Item 1.Legal Proceedings                                            20

        Item 2.Changes in Securities                                        20

        Item 4.Submission of Matters to a Vote of
        Security Holders                                                    20

        Item 5.Other Information                                            20

        Item 6.Exhibits                                                     20

Signatures                                                                  21
      + EX-4.4 Warrant-University of Utah 8/13/2002
      + EX-4.5 Warrant - Brown University 8/13/2002
      + EX-4.6 Warrant - G.E. Capital Corp 12/8/2003
     ++ EX-10.3 License Agreement dated Aug 1,1996
      + EX-10.4 Consulting Agreement - John Donoghue July 2002
      + EX-10.5 License Agreement dated Aug 13,2002
     ++ EX-10.6 License Agreement dated Aug 28,2002
      + EX-10.7 License Agreement dated May 9,2003
      + EX-10.8 Master Lease Agreement dated November 18,2003
      + EX-10.9 Agreement dated December 22,2003
      + EX-10.10 Second Amended & Restated 2002 Equity Incentive Plan
      + EX-10.11 Second Amended & Restated Founder's Option Plan
      + EX-10.12 Agreement dated May 10,2004
      + EX-10.13 Registration Rights Agreement
      + EX-10.14 Form of Lock-Up Agreement
      + EX-10.15 Form of Key Person Lock-Up Agreement
        EX-31.1 Section 302 Certification of CEO
        EX-31.2 Section 302 Certification of CFO
        EX-32.1 Section 906 Certification of CEO
        EX-32.2 Section 906 Certification of CFO

 + Filed on November 15, 2004 with Form 10-QSB for the period ending 9/30/04 ++ Filed on 12/03/2004 with Form SB-2

                                        2
--------------------------------------------------------------------------------

                   CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            AS OF
                                                SEPTEMBER 30,   DECEMBER 31,
                                                    2004            2003
                                                -------------   ------------

ASSETS
Current assets:
Cash and cash equivalents                       $  1 ,628,859   $  5,067,594
Accounts receivable                                   212,689        188,930
Inventory                                             121,463         73,334
Prepaid expenses and other current assets             115,875         34,925
                                                 ------------    -----------


Total current assets                                2,078,886      5,364,783
Property and equipment, net                           590,989        399,894
Intangible assets, net                                143,816        175,102
Deposits and other assets                              17,007         19,760
Goodwill                                               94,027         94,027
                                                 ------------    -----------


Total assets                                    $   2,924,725   $  6,053,566
                                                 ------------    -----------


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                $     391,191   $    158,322
Accrued expenses                                      791,414        539,428
Deferred revenue                                       66,532         60,432
Current portion of capital lease obligations          185,026            --
                                                 ------------    -----------


Total current liabilities                           1,434,163        758,182
Long-term liabilities:
Notes payable to related parties                      100,086        131,923
Capital lease obligations, less current
portion                                               414,433            --
Series A redeemable convertible preferred
stock; $0.0001 par value; 11,069,113
shares authorized, 9,419,113 shares
issued and outstanding at September 30,
2004 and December 31, 2003                         10,365,451      9,740,302
Stockholders' deficit:
Common stock, $0.001 par value,
100,000,000 authorized, 5,520,368 issued
and 4,220,368 outstanding at September
30, 2004 and 27,558,117 authorized,
5,344,180 issued and 4,044,180
outstanding at December 31, 2003                        5,520          5,344
Additional paid-in capital                            666,265        524,594
Common stock in escrow, 1,300,000 shares              (13,000)       (13,000)
Deferred stock-based compensation                     (95,669)      (137,734)
Deficit accumulated during the
development stage                                  (9,952,524)    (4,956,045)
                                                 ------------    -----------


Total stockholders' deficit                        (9,389,408)    (4,576,841)
                                                 ------------    -----------


Total liabilities and stockholders' deficit     $   2,924,725   $  6,053,566
                                                 ------------    -----------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                        3
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                             PERIOD FROM
                                                                                                             MAY 2, 2001
                                         THREE MONTHS ENDED                    NINE MONTHS ENDED            (INCEPTION) TO
                                            SEPTEMBER 30                         SEPTEMBER 30                SEPTEMBER 30,
                                     2004              2003               2004              2003                 2004
                                 --------------    -------------      --------------    --------------      --------------
Revenues:
Product sales                   $      164,008    $      42,465      $      425,400    $      318,549      $    1,169,028
Grant income                           214,910          233,592             659,507           632,104           1,730,873
                                  ------------      -----------        ------------      ------------        ------------

Total revenues                         378,918          276,057           1,084,907           950,653           2,899,901
Operating expenses:
Cost of product sales                   68,175           25,054             201,300           145,597             576,859
Research and development               785,434          775,408           2,158,225         1,840,022           5,342,027
Sales and marketing                     81,121           95,613             224,889           176,037             511,718
General and administrative           1,170,907          495,820           2,864,136         1,200,448           5,036,652
                                  ------------      -----------        ------------      ------------        ------------

Total operating expenses             2,105,637        1,391,895           5,448,550         3,362,104          11,467,256
                                  ------------      -----------        ------------      ------------        ------------

Operating loss                      (1,726,719)      (1,115,838)         (4,363,643)       (2,411,451)         (8,567,355)
Other income (expense):
Interest income                          5,566           21,007              27,551            49,133             126,022
Interest expense                       (15,851)          (1,773)            (35,238)           (5,699)            (47,857)
                                  ------------      -----------        ------------      ------------        ------------

Other income (expense), net            (10,285)          19,234              (7,687)           43,434              78,165
                                  ------------      -----------        ------------      ------------        ------------

Net loss                            (1,737,004)      (1,096,604)         (4,371,330)       (2,368,017)         (8,489,190)
Dividends and accretion to
redemption value of
redeemable convertible
preferred stock                       (208,383)        (209,101)           (625,149)         (448,097)         (1,463,334)
                                  ------------      -----------        ------------      ------------        ------------

Net loss attributable to
common stockholders             $   (1,945,387)   $  (1,305,705)     $   (4,996,479)   $   (2,816,114)     $   (9,952,524)
                                  ------------      -----------        ------------      ------------        ------------

Basic and diluted net loss
attributable to common
stockholders per common
share                           $        (0.46)   $       (0.32)     $        (1.21)   $        (0.70)     $        (3.04)
                                  ------------      -----------        ------------      ------------        ------------

Shares used in computing
basic and diluted net loss
attributable to common
stockholders per common
share                                4,217,836        4,044,180           4,141,525         4,044,180           3,270,296
                                  ------------      -----------        ------------      ------------        ------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   PERIOD FROM
                                                                                                   MAY 2, 2001
                                                                  NINE MONTHS ENDED               (INCEPTION)TO
                                                                     SEPTEMBER 30                 SEPTEMBER 30
                                                              2004                2003                2004
                                                         ---------------     ----------------    ----------------

OPERATING ACTIVITIES
Net loss                                                 $  (4,371,330)      $   (2,368,017)     $   (8,489,190)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                                   123,842               34,094             190,435
Amortization of intangibles                                     31,286               50,637             121,184
Stock-based compensation                                       145,432               28,561             222,391
Noncash interest on note payable                                 4,413                5,319              15,693
Changes in operating assets and
liabilities, net of acquisition:
Accounts receivable                                            (23,759)              41,795            (111,077)
Prepaid expenses and other current assets                      (80,950)             (35,808)           (113,985)
Inventory                                                      (48,129)              24,480             (94,324)
Deposits and other assets                                        2,752               (9,252)             (6,502)
Accounts payable                                               232,870               93,738             342,945
Accrued expenses                                               251,986              (47,782)            617,820
Deferred revenue                                                 6,100              (53,000)             33,211
                                                           -----------         ------------        ------------

Net cash used in operating activities                       (3,725,487)          (2,235,235)         (7,271,399)
INVESTING ACTIVITIES
Purchases of property and equipment                           (314,937)            (414,411)           (777,557)
Net cash acquired in business combination                          --                   --               43,743
                                                           -----------         ------------        ------------

Net cash used in investing activities                         (314,937)            (414,411)           (733,814)
FINANCING ACTIVITIES
Proceeds from note payable                                          --                  --               67,000
Proceeds from capital lease line                               698,378                  --              698,378
Payments on capital lease line                                 (98,920)                 --              (98,920)
Payments on note payable                                            --              (10,000)            (30,000)
Net proceeds from issuance of preferred stock                       --            4,220,000           8,832,982
Proceeds from issuance of common stock                           2,231                  --              164,632
                                                           -----------         ------------        ------------

Net cash provided by financing activities                      601,689            4,210,000           9,634,072
                                                           -----------         ------------        ------------

Net increase (decrease) in cash and cash
equivalents                                                 (3,438,735)           1,560,354           1,628,859
Cash and cash equivalents at beginning of
period                                                       5,067,594            4,592,215                 --
                                                           -----------         ------------        ------------

Cash and cash equivalents at end of period               $   1,628,859       $    6,152,569      $    1,628,859
                                                           -----------         ------------        ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Accretion of preferred stock dividends and
issuance costs                                           $     606,915       $      429,860      $    1,411,389
                                                           -----------         ------------        ------------

Accretion of fair value of common stock
issued to Preferred Stockholders                         $      18,234       $       18,237      $       51,945
                                                           -----------         ------------        ------------

Note payable exchanged for Series A
Redeemable Convertible Preferred Stock                   $         --        $          --       $       69,113
                                                           -----------         ------------        ------------

Preferred stock warrants issued in
connection with lease agreement                          $         --        $          --       $       10,506
                                                           -----------         ------------        ------------

Common Stock, warrants and options
issued for acquisition                                   $         --        $          --       $      133,892
                                                           -----------         ------------        ------------

Common Stock, warrants and options
issued in exchange for Notes Payable to
related party                                            $      36,250       $          --       $       36,250
                                                           -----------         ------------        ------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                        5
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Effective October 7, 2004, pursuant to an Agreement and Plan of Merger, dated July 23, 2004, by and among privately held Cyberkinetics, Inc., a Delaware corporation ("CKI"), Trafalgar Ventures Inc., a publicly-held Nevada corporation ("Trafalgar"), and Trafalgar Acquisition Corporation, a Nevada corporation and a wholly-owned subsidiary of Trafalgar ("Merger Sub"), Merger Sub merged with and into CKI with CKI as the survivor for accounting purposes (the "Merger"). Upon the consummation of the Merger, Trafalgar was renamed Cyberkinetics Neurotechnology Systems, Inc. ("Cyberkinetics" or the "Company") and re-incorporated in the State of Delaware. The Merger was treated as a reverse merger of CKI. Accordingly, from an historical accounting perspective, the period from inception of the Company begins on May 2, 2001, the date of inception of CKI. The financial statements of the Company presented reflect the historical results of CKI prior to the Merger, and of the combined entities following the Merger, and do not include the historical financial results of Trafalgar prior to the consummation of the Merger. Shareholders' equity has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's consolidated financial statements and related footnotes for the fiscal year ended December 31, 2003, which are included in the Company's Form 8-K filed with the SEC on October 8, 2004.

In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at September 30, 2004 and the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

The Company is a development stage medical device company focused on the development of advanced neurological products. Cyberkinetics intends to develop implantable medical devices and software for human use that will be designed to detect and interpret brain activity in real time. Cyberkinetics operates in one business segment, which is the development and marketing of advanced-stage neurological products. Since its inception on May 2, 2001, the Company has devoted its efforts principally to research and development, licensing of intellectual property, business development activities and raising capital. As a result, the Company is considered a development-stage company pursuant to Statement of Financial Accounting Standards ("SFAS") No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES. The Company's accumulated deficit for the period May 2, 2001 (date of inception) through September 30, 2004 was $9,952,524.

                                        6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(2) STOCK-BASED COMPENSATION

Awards under the Company's stock option plans are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations, in accounting for its employee stock options. Accordingly, no compensation expense is recorded for options awarded to employees with exercise prices equal to or in excess of the stock's fair market value on the grant date. The Company has adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), which is based on the fair value method of measuring stock-based compensation. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES ("EITF 96-18").

Had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net loss would have been as follows:

                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,                             SEPTEMBER 30,
                                             --------------------------------------  ---------------------------------------
                                                   2004                  2003              2004                  2003
                                             -----------------   ------------------  -----------------   -------------------

Net loss attributable to common
stockholders as reported                     $   (1,945,387)        $   (1,305,705)  $   (4,996,479)        $  (2,816,114)
Add: Stock-based employee compensation
expense included in reported net loss                10,208                  9,323           31,831                26,126
Deduct: Total stock-based employee
compensation expense determined under
fair value-based method for all awards              (16,823)               (11,098)         (46,654)              (30,611)
                                               ------------           ------------     ------------           -----------

Pro forma net loss attributable to
common stockholders                          $   (1,952,002)        $   (1,307,480)  $   (5,011,302)        $  (2,820,599)
                                               ------------           ------------     ------------           -----------

Basic and diluted net loss per share
As reported                                  $        (0.46)        $        (0.32)  $        (1.21)        $       (0.70)
Pro forma                                    $        (0.46)        $        (0.32)  $        (1.21)        $       (0.70)

The effects on pro forma net loss of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net loss for future years, due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.

(3) NET LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE ("SFAS 128"), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding.

                                        7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                     2004               2003              2004                2003
                                                ---------------    ---------------   ----------------    ----------------
Basic and diluted net loss per common share:
Net loss attributable to common stockholders    $  (1,945,387)     $  (1,305,705)    $   (4,996,479)     $   (2,816,114)
Basic and diluted net loss per common share     $       (0.46)     $       (0.32)    $        (1.21)     $        (0.70)
Basic and diluted weighted average number
of common shares outstanding                        4,217,836          4,044,180          4,141,525           4,044,180

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

                                                 AS OF
                                       SEPTEMBER 30, SEPTEMBER 30,
                                    2004                       2003
                                 -----------                -----------

Options                           2,963,950                  2,549,283
Warrants                            101,619                     81,619
Convertible preferred stock       9,419,113                  9,419,113

(4) MERGER

Effective October 7, 2004, pursuant to an Agreement and Plan of Merger, dated July 23, 2004, by and among privately held CKI, Trafalgar, and the Merger Sub, Merger Sub merged with and into CKI with CKI as the survivor for accounting purposes. Upon the consummation of the Merger, Trafalgar was renamed Cyberkinetics Neurotechnology Systems, Inc. and re-incorporated in the State of Delaware. The Merger was treated as a reverse merger of CKI. Accordingly, from an historical accounting perspective, the period from inception of the Company begins on May 2, 2001, the date of inception of CKI. The financial statements of the Company presented reflect the historical results of CKI prior to the Merger, and of the combined entities following the Merger, and do not include the historical financial results of Trafalgar prior to the consummation of the Merger. Shareholders' equity has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital.

The following summarizes the structure of the Merger and matters completed in connection therewith:

     1. Prior to the Merger, the controlling stockholders of Trafalgar cancelled 1,500,000 shares of Trafalgar's stock held by them (the "Cancellation") and Trafalgar amended its Articles of Incorporation to effectuate a 1-for-2.1142857 reverse stock split (the "Reverse Stock Split"), resulting in a total of 1,050,000 Trafalgar shares outstanding.

     2. In conjunction with the Merger, the 9,419,113 shares of CKI redeemable convertible preferred stock outstanding prior to the Merger was converted to CKI common stock on a one-for-one basis.

                                        8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     3. Further to the Merger, each share of CKI's common stock (an aggregate of 12,589,481 shares) was converted into one share of Trafalgar's common stock, an exchange ratio in the Merger of one-to-one.

     4. At the effective time of the Merger, all options to purchase CKI's shares then outstanding under the 2002 Equity Incentive Plan and the 2002 Founders' Option Plan (together, the "Option Plans"), and all stock options to purchase CKI's shares then outstanding, which were not under the Option Plans, in each case whether vested or unvested (a total of 2,963,950 stock options), and the Option Plans themselves, along with warrants to purchase 101,619 shares of CKI's common shares, were assumed by the Company.

     5. At the time of the Merger, Trafalgar issued an additional 1,300,000 shares of Common Stock into escrow ("the Escrow Shares") to cover its indemnification obligations, if any to CKI, under the Merger Agreement. If a valid claim for indemnification is made against Trafalgar, all or a portion of the Escrow Shares (depending upon the amount of the claim or claims) would be issued on a pro rata basis to those parties who were CKI shareholders of record immediately prior to the Merger. Any release of Escrow Shares would result in the dilution of ownership of the Company for any shareholder not receiving Escrow Shares. To the extent that the Escrow Shares are not distributed to former shareholders of CKI stock as a result of indemnification claims made prior to the first anniversary of the Merger, those Escrow Shares shall be cancelled.

     6. The stockholders of CKI as of the closing date of the Merger owned approximately 92.3% of the Company's common shares outstanding.

     7. The directors and officers of Trafalgar resigned and the directors and officers of CKI became the directors and officers of the Company.

Upon completion of the Merger on October 7, 2004 and the conversion of the CKI redeemable convertible preferred stock to common stock on a one for one basis, there were approximately 13,639,000 shares of common stock outstanding.

(5) INVENTORY

Inventory consists of the following:

                                SEPTEMBER 30, 2004         DECEMBER 31, 2003
                              ----------------------     ---------------------

Finished goods                      $   70,836                $    1,273
Work in process                         50,627                    72,061
Total                               $  121,463                $   73,334

(6) PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                        9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SEPTEMBER 30,    DECEMBER 31,
                                       2004             2003        USEFUL LIFE
                                  --------------   -------------   -------------

Computer equipment                $    168,462     $    123,122           3years
Purchased software                      78,276           71,276           3years
Furniture and fixtures                  44,905           43,469           3years
Machinery and equipment                478,334           69,420           3years
Construction in progress                11,447          159,200     3 to 5 years
Total                                  781,424          466,487
Less accumulated depreciation         (190,435)         (66,593)
Property and equipment, net       $    590,989     $    399,894

(7) OPERATING LEASES

The Company leases office space in Massachusetts and office and laboratory space in Salt Lake City, Utah used for manufacturing and research and development. The future minimum lease payments required under noncancellable operating leases at September 30, 2004 are as follows:

     Years ending December 31:
2004                                                                 $   29,303
2005                                                                    120,810
2006                                                                    123,380
2007                                                                     51,408
Total minimum lease commitments                                      $  324,901

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

(9) RELATED PARTY TRANSACTIONS

In connection with the acquisition of Bionic Technologies, LLC ("Bionic") in 2002, the Company assumed three notes payable to two parties. The first note, in the amount of $59,157, was issued to Bionic's founder, president and CEO. On April 30, 2004, the Company accepted the resignation of Bionic's founder, president and CEO. In exchange for a release of claims outlined in his agreement of resignation, the individual exercised his rights to (i) pay the exercise price of $0.10 per share for 112,500 vested shares under the Founders' Option grant through the cancellation of $11,250 of the promissory note amount due him by the Company and (ii) pay the exercise price of $0.50 per share for 50,000 vested shares under an Additional Founder's Option grant through the cancellation of $25,000 of the promissory note amount due him by the Company. There was $31,525 and $66,019 in principal and accrued interest outstanding on this note at September 30, 2004 and December 31, 2003, respectively.

                                       10
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The second note, also issued to Bionic's founder, president and CEO in the amount of $30,000, was paid in full in February 2003. The third note, in the amount of $59,054, was issued to a holder of membership units of Bionic. There was $68,561 and $65,904 in principal and accrued interest outstanding on this note at September 30, 2004 and December 31, 2003, respectively.

(10) SUBSEQUENT EVENTS

PRIVATE PLACEMENT

On November 4, 2004, the Company completed a private placement whereby it sold 2,000,000 shares of its common stock (the "Shares") and issued warrants to purchase another 660,000 shares of its common stock (the "Warrant Shares") to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in net proceeds (assuming no exercise of the warrants) of approximately $5,600,000 (the transaction is referred to herein as the "Private Placement").

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

Pursuant to the terms of a letter agreement, dated as of October 28, 2004, between the Company and Rodman & Renshaw, LLC ("Rodman"), the Company issued Rodman warrants to purchase up to 100,000 shares of its common stock upon the closing of the Private Placement. The warrants were issued as partial consideration for Rodman's services as the Company's placement agent in the transaction described above.

APPROVAL OF EMPLOYMENT AGREEMENT

On November 3, 2004, the Company's Board of Directors approved an employment agreement with its President and Chief Executive Officer. The agreement establishes annual compensation amounts as well as severance pay in the event of termination for cause, as defined. A copy of the agreement has been included in the Company's Form 8-K filed with the SEC on November 8, 2004.

                                       11
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-QSB/A. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION, AS WELL AS OTHER INFORMATION IN THIS REPORT, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE "SAFE HARBOR" CREATED BY THOSE SECTIONS. THESE STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL FUTURE EXPERIENCE AND RESULTS TO DIFFER MATERIALLY FROM THE STATEMENTS MADE. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING OUR FUTURE EXPECTATIONS, PLANS, PROSPECTS AND FUTURE OPERATING RESULTS AS WELL AS PROJECTIONS OF CASH AND MARKETABLE SECURITIES AND SUFFICIENCY OF FUNDING FOR CAPITAL EXPENDITURES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING RISKS RELATED TO: OUR ACCESS TO ADDITIONAL CAPITAL; OUR ABILITY TO OBTAIN ADDITIONAL FUNDING TO SUPPORT OUR BUSINESS ACTIVITIES; OUR DEPENDENCE ON THIRD PARTIES FOR DEVELOPMENT, MANUFACTURE, MARKETING, SALES AND DISTRIBUTION OF OUR PRODUCTS; OUR DEVELOPMENT OF PRODUCTS; OUR ABILITY TO OBTAIN AND MAINTAIN PATENT PROTECTION FOR OUR DISCOVERIES AND PRODUCTS; AND OUR LIMITED OPERATING HISTORY; AS WELL AS THOSE RISKS MORE FULLY DISCUSSED IN THE "RISK FACTORS" SECTION OF THE FORM 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 8, 2004. IN ADDITION, ANY FORWARD-LOOKING STATEMENTS REPRESENT OUR VIEWS ONLY AS OF TODAY AND SHOULD NOT BE RELIED UPON AS REPRESENTING OUR VIEWS AS OF ANY SUBSEQUENT DATE. WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS RELEASE.

Effective October 7, 2004, pursuant to an Agreement and Plan of Merger, dated July 23, 2004, by and among CKI, Trafalgar, and the Merger Sub, Merger Sub merged with and into CKI with CKI as the survivor for accounting purposes. Upon the consummation of the Merger, Trafalgar was renamed Cyberkinetics Neurotechnology Systems, Inc. and re-incorporated in the State of Delaware. The Merger was treated as a reverse merger of CKI. Accordingly, from an historical accounting perspective, the date of inception of the Company begins on May 2, 2001, the date of inception of CKI. The financial statements of the Company presented reflect the historical results of CKI prior to the Merger, and of the combined entities following the Merger, and do not include the historical financial results of Trafalgar prior to the consummation of the Merger. Shareholders' equity has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital.

We are a development stage medical device company focused on the development of advanced neurological products. We intend to develop implantable medical devices and software for human use that will be designed to detect and interpret brain activity in real time.

Our first product candidate, the BrainGate(TM) system, is intended to allow quadriplegic people to control computers using thought, has received IDE approval and is undergoing pilot clinical evaluation. Our second product, the NeuroPort(TM) Neural Signal Processor (NeuroPort(TM)), is intended to allow intra-operative and post-operative recording and monitoring of brain electrical activity. Cyberkinetics has filed a 510(k) application for the NeuroPort(TM) device .

                                       12
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

In late 2002, we acquired Bionic, a manufacturer of neural recording, stimulation and signal processing equipment for neuroscience research. Through the acquisition, we gained an engineering team, manufacturing facilities and key intellectual property. We continue to manufacture and market Bionic's BIONIC(R) line of neural recording arrays and data acquisition systems to researchers.

We have a limited history of operations and, through September 30, 2004, we have generated limited revenues from products obtained through our acquisition of Bionic. However, the long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the BrainGate(TM) system. We have also generated revenue from grant income, but we do not currently expect such revenues to be significant in the future.

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

   . continue to develop the BrainGate(TM) system and the NeuroPort(TM) device

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

RESEARCH AND DEVELOPMENT

Our research and development activities have been primarily focused on the development and pilot clinical trial of the BrainGate(TM) system. Since our inception in 2001 and through September 30, 2004, we have incurred research and development costs of approximately $5,342,000. Our research and development expenses primarily consist of compensation and other expenses for research and development personnel, costs associated with the clinical trials of our product candidates, facility costs, supplies and materials, costs for consultants and related contract research and depreciation on equipment and other long-lived assets used in our research and development efforts. We charge all research and development expenses to operations as they are incurred.

In the future, the rate of spending on the BrainGate(TM) system is likely to increase as additional clinical trials are performed. In addition, we are working to develop a wireless version of the BrainGate(TM) system along with a

                                       13
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
software development to automate setup and device operation. The initial version of the BrainGate(TM) system is not expected to be commercially launched for at least three to five years, if at all. A fully implantable version is in early stages of development and will take longer to develop and is expected to be launched after the initial version of the BrainGate(TM) system. While we cannot estimate with any certainty the time required for commercial approval of the BrainGate device, we estimate that we will need to raise substantial additional capital in order to reach breakeven from the sales of advanced neurological products.

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

RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

     REVENUES

Revenues from product sales increased $122,000 to $164,000 for the quarter ended September 30, 2004 from $42,000 for the quarter ended September 30, 2003. Product sales increased $106,000 to $425,000 for the nine month period ended September 30, 2004 from $319,000 for the nine month period ended September 30, 2003. The increases in product sales for the three and nine month periods resulted from the increase in the number of Bionic research product units sold and the selling price per unit. The gross margin on product sales was approximately 58% and 41% for the quarter ended September 30, 2004 and 2003, respectively. The higher gross margin in 2004 is a result of a different mix in Bionic research product units sold. The gross margin on product sales was approximately 53% and 54% for the nine month period ended September 30, 2004 and 2003, respectively. Our business focus since inception in May 2001 has been the development of our advanced neurological products, such as the BrainGate(TM) system. We expect that our sales from the BIONIC(R) products will continue to be limited and, therefore, are likely to continue to fluctuate in the future.

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

EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $10,000 to $785,000 for the quarter ended September 30, 2004 from $775,000 for the quarter ended September 30, 2003. Research and development expenses increased $318,000 to $2,158,000 for the nine month period ended September 30,

                                       14
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

2004 from $1,840,000 for the nine month period ended September 30, 2003. The increase for the nine month period resulted primarily from increased salaries and benefits of $232,000 from the hiring of additional research and development staff and increased costs associated with our on-going pilot clinical trial of the BrainGate(TM) system, our efforts to file the 510(K) for the NeuroPort(TM) device and expansion of our other research and development programs. We also record non-cash compensation charges related to stock options issued to employees with an exercise price below fair market value at the date of the grant and stock options granted to non-employees. Non-cash compensation charges included in research and development expenses were $23,000 and $3,000 for the quarter ended September 30, 2004 and 2003, respectively. Non-cash compensation charges included in research and development expenses were $54,000 and $4,000 for nine month periods ended September 30, 2004 and 2003, respectively. These non-cash charges can fluctuate substantially from quarter to quarter based on the market value of our stock and the number of options outstanding at the end of each quarter.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased $15,000 to $81,000 for the quarter ended September 30, 2004 from $96,000 for the quarter ended September 30, 2003. Sales and marketing expenses increased to $225,000 for the nine month period ended September 30, 2004, from $176,000 for the nine month period ended September 30, 2003. The decrease in expenses for the three month period is the result of a decrease in the use of outside consultants. The increase for the nine month period is the result of the addition of a full time general manager for the BIONIC(R) line of products in 2004 and an increase in travel and entertainment related to additional sales efforts, offset by the reduction in outside consultants.

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

NET LOSS. Net loss increased $640,000 to $1,737,000 for the quarter ended September 30, 2004 from $1,097,000 for the quarter ended September 30, 2003. The net loss increased $2,003,000 to $4,371,000 for the nine month period ended September 30, 2004 from a net loss of $2,368,000 for the nine month period ended September 30, 2003. The larger net loss is largely a result of operating expenses associated with the Merger and preparing to be a public company, and to the advances in our clinical trial of BrainGate(TM) and the expansion of our research and development projects.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in 2001, we have financed operations primarily through the sale of shares of our stock. We received $8,833,000 from the private placement of equity securities through December 31, 2003. On November 4, 2004, we completed a private placement whereby we sold 2,000,000 shares of our common

                                       15
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
stock (the "Shares") and issued warrants to purchase another 660,000 shares of our common stock (the "Warrant Shares") to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in net proceeds (assuming no exercise of the warrants) of approximately $5,600,000 (the transaction is referred to herein as the "Private Placement"). The Shares were issued at a purchase price of $3.00 per share pursuant to the terms of a Securities Purchase Agreement entered into by the Company and each of the investors. Each of the investors received a five (5)-year warrant to purchase up to thirty-three percent (33%) of the number of Shares purchased by such investor in the closing of the Private Placement, at an exercise price per share of $6.00.

Net cash used in operating activities was $3,725,000 for the nine month period ended September 30, 2004. The money was used to pay legal, audit and other fees related to completing the merger as well as costs associated with preparing to be a public company and to execute on our clinical and research and development efforts. The net loss for the nine months ended September 30, 2004 was $4,371,000. Included in this loss were $304,000 of non-cash expenses composed of $155,000 for depreciation and amortization, $145,000 for stock compensation expense and $4,000 for interest expense. Since we are a developing business, our prior operating costs are not representative of our expected on-going costs. As we continue to develop our advanced stage neurological products, such as the BrainGate(TM) system and the NeuroPort(TM) device, and as we transition from a private company to a public company, we expect our monthly cash operating expenses in 2004 and 2005 to increase.

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

                                       16
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     REVENUE RECOGNITION. We recognize revenue from product sales and research grants from the U.S. government through the SBIR program. Product sales consist of sales our BIONIC(R) line of brain computer interface equipment to universities and research hospitals involved in neurological research. Product sales are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) 104, REVENUE RECOGNITION, when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred, and collection is reasonably assured. We have no post-delivery obligations nor do our product sales contain multiple elements. We recognize revenues from research grants as reimbursable, eligible costs are incurred. We are subject to grant audits as required by the Department of Health and Human Services. Audits may result in adjustments to the amount of grant revenues recorded and funds received.

     We have continued to market our BIONIC(R) line of research products and continue to expect revenues from sales of equipment. However, this revenue is not predictable and will fluctuate from period-to-period. There can be no assurance that we will continue to receive grant revenue and we currently expect that grant revenue will decline significantly. Future grant research contracts are dependent on applications by us to various governmental agencies and are based on a competitive award process. We have not submitted any SBIR grant applications during the period ended September 30, 2004. Additionally, there are uncertainties concerning the future availability of these types of grants to public companies. Therefore, we are not anticipating any new SBIR grant income after December 2004. We will continue to evaluate all types of grants in the future. The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the BrainGate(TM) system.

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

     PROPERTY AND EQUIPMENT AND IDENTIFIABLE INTANGIBLE ASSETS. We periodically review our property and equipment and identifiable intangible assets for impairment. In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows

                                       17
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, we may be required to record impairment charges for these assets.

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

     STOCK-BASED COMPENSATION. Awards under our stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for our employee stock options. Accordingly, no compensation expense is recorded for options awarded to employees with exercise prices equal to or in excess of the stock's fair market value on the grant date. We have adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK-BASED Compensation ("SFAS 123"), which is based on the fair-value method of measuring stock-based compensation. We account for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES ("EITF 96-18"). To the extent that the fair value of our common stock increases, we will incur additional compensation expense associated with non-employee options.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period beginning after December 15, 2003. We were required to adopt the provisions of FIN 46 on April 1, 2004 and we do not expect the adoption to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Financial Accounting Standards Board Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock; certain financial instruments that require or may require the issuer to buy back some of our shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial statements.

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

                                       18
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's Chief Executive Officer and Vice President, Finance, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Vice President, Finance have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The Company's Chief Executive Officer and Vice President, Finance have further concluded that, as of the end of such period, the Company's controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's Chief Executive Officer and Vice President, Finance, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company's fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                       19
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                       20
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Cyberkinetics Neurotechnologies Systems, Inc.

Date: January 27, 2005                   By: /s/ Timothy R. Surgenor
                                            ------------------------------------
                                         Timothy R. Surgenor
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date: January 27, 2005                   By: /s/ Kimi E. Iguchi
                                            ------------------------------------
                                         Kimi E. Iguchi
                                         Vice President, Finance
                                         (Principal Accounting Officer)

                                       21
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

    4.4 + Warrant issued to University of Utah Research Foundation, dated August 13, 2002

    4.5 + Warrant issued to Brown University Research Foundation, dated August 13, 2002

    4.6 + Warrant issued to General Electric Capital Corporation, dated December 8, 2003

   10.3*++ License Agreement between Bionic Technologies, Inc. and University of Utah Research Foundation, dated as of August 1, 1996 and amended as of October 15, 1997, November 10, 1999 and February 7, 2002

   10.4 + Consulting Agreement between Cyberkinetics, Inc. and John Donoghue, dated July 2002

   10.5*+ License Agreement among Brown University Research Foundation, Massachusetts Institute of Technology and Cyberkinetics, Inc. dated as of August 13, 2002

   10.6*++ Exclusive License Agreement between Emory University and Cyberkinetcis, Inc., dated as of August 28, 2002

   10.7 + Lease Agreement between Cyberkinetics, Inc. and 100 & 200 Foxborough Boulevard Realty Trust, dated as of May 9, 2003

   10.8 + Master Lease Agreement between Cyberkinetics, Inc. and General Electric Capital Corporation, dated as of November 18, 2003

   10.9 + Clinical Study Agreement, dated December 22, 2003, by and among Cyberkinetics, Inc., Jon Mukand, M.D., Ph.D. and Sargent Rehabilitation Center

  10.10 +   Second Amended and Restated 2002 Equity Incentive Plan

  10.11 +   Second Amended and Restated Founders' Option Plan

  10.12 + Clinical Study Agreement, dated May 10, 2004, by and among Cyberkinetics, Inc., Rhode Island Hospital and Gerhard Friehs, M.D.

  10.13 +   Registration Rights Agreement, dated October 7, 2004

  10.14 + Form of Lock-Up Agreement with certain shareholders, dated October 7, 2004

  10.15 + Form of Key-Person Lock-Up Agreement with certain shareholders, dated October 7, 2004

   31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                       22
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   32.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        *   Confidential treatment requested for certain portions of these agreements.
        +   Filed on November 15, 2004 with Form 10-QSB for the period ending
            9/30/04
       ++   Filed on 12/03/2004 with Form SB-2