Form 10KSB
period 2004-12-31
Cyberkinetics Neurotechnology Systems, Inc.
filed 2005-03-31
CIK 1180253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-50505

CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	13-4287300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Foxborough Blvd., Suite 240 Foxborough, MA (Address of principal executive offices)	02035 (Zip Code)
(508) 549-9981
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 Par Value
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐
      Issuer’s revenues for its most recent fiscal year: $1,537,000
      Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Common Stock was sold on the Over-the-Counter on March 28, 2005: $14,473,969. The voting stock held by non-affiliates on that date consisted of 6,432,875 shares of Common Stock. For purposes of this calculation only, all directors, officers and holders of 10% or more of the outstanding common stock were deemed affiliates.
      Number of shares outstanding of each of the issuer’s classes of common stock at March 28, 2005:
Common Stock: 15,672,670 Preferred Stock: 0
      The registrant has incorporated by reference into Part III of this Form 10-KSB portions of its definitive proxy to be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.
      Transitional Small Business Disclosure Format (check one)     Yes ☐          No ☑

FORM 10-KSB INDEX

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
      This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Cyberkinetics Neurotechnology Systems, Inc. (the “Company”, “we” or “us”). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management “believes,” “anticipates,” “intends,” “expects,” “plans” or words of similar meaning. Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.
PART I

ITEM 1.	DESCRIPTION OF BUSINESS
      Business Overview. Cyberkinetics Neurotechnology Systems, Inc. is a clinical development stage medical device company with a platform technology that builds on over a decade of scientific effort. We intend to develop implantable medical devices and software and hardware for human use that will be designed to detect and interpret brain activity in real time. We plan to develop and commercialize proprietary products that allow for the detection, transmission, analysis and application of neural signals such as, simultaneous monitoring of a highly dense population of neurons. We intend to develop products that monitor detailed neural activity, detect patterns in that activity and link the neural activity to a specific action and/or therapy. We intend to use this technology to establish ourself as a leader in the fields of functional restoration (i.e., the ability to communicate with electrical devices to perform those functions that the body is no longer able to perform autonomously or on command) and in monitoring and treating neurological disorders.
      Products. We are developing products that are designed for use in functional restoration, as well as for monitoring, diagnosis and therapy.

•	Our lead product, the BrainGatetm Neural Interface System (“BrainGatetm”), is intended to allow a disabled person to control a computer using thought. The first generation of this system, which is currently in a pilot trial, utilizes a long-term implantable sensor which incorporates a connector system that penetrates through the skin.

•	We are also leveraging the BrainGatetm system to develop a short-term (0-30 days) intra-operative and post-operative cortical monitoring product, the NeuroPorttm Neural Signal Processor (“NeuroPorttm”) device. We believe that this product may represent a novel offering in the existing market for monitoring brain electrical activity by providing a means to monitor the activity of dozens of individual cells sampled from within a dense population of neural cells in the cortex of the brain.

•	We are also developing a next generation set of BrainGatetm software that will minimize the involvement of a company trained technician in the set up and operation of the system. This software is also intended to provide the user with an operating system and a basic set of applications that can be controlled with the BrainGatetm system.

•	We are developing a totally implantable BrainGatetm sensor which will be based on the existing BrainGatetm technology, but will replace the connector that penetrates the skin with a short-range telemetry system that sends signals through the skin. This project is called the Alta Totally Implantable Sensor System.
      BrainGatetm System:
      The BrainGatetm system is a proprietary, investigational brain-computer interface that consists of an internal sensor to detect brain cell activity and external processors that convert these brain signals into a computer-mediated output under the person’s own control. The sensor is a tiny silicon chip about the size of a baby aspirin with one hundred electrodes, each thinner than a hair, that detect the electrical activity of neurons. The sensor is implanted on the surface of the area of the brain responsible for movement, the primary motor cortex. A small wire connects the sensor to a pedestal which is mounted on the skull, extending through the scalp. An external cable connects the pedestal to a cart containing computers, signal processors and monitors which enable the study operators to determine how well a study participant can control his neural output. The ultimate goal of the BrainGatetm development program is to create a safe, effective and unobtrusive universal operating system which will allow physically disabled people to quickly and reliably control a wide range of devices using their thoughts, including computers, assistive technologies and medical devices.
      In primates, the neurons in the motor cortex of the brain send their instructions to the spinal cord, which in turn drives muscles. The BrainGatetm system is designed to bypass this natural output path (which is interrupted in paralyzed patients), based on the pre-clinical finding that the neural signals that control movement can be interpreted by a computer to provide an alternate “neural pathway” as long as brain function is intact and able to generate neural signals. The resulting signal may be used to operate a computer or other devices which can be controlled by computers, such as robotic devices or muscle stimulation systems, which may eventually allow the movement of paralyzed limbs. The BrainGatetm system includes a brain interface (a chronic passive implantable sensor assembly), external hardware, and signal processing and decoding software that produces an output signal that is designed to be used as a computer control input, much like a computer keyboard and mouse. The sensor assembly is designed to operate by detecting the activity of neurons in the primary motor area of the cerebral cortex of the brain, where voluntary movement output is generated. External hardware and software components are designed to process the brain’s activity (signals) into a predication of desired movement and/or discrete switches. The predicated movement may be represented by cursor motion and keystrokes on a computer screen.
      The BrainGatetm system is being designed and developed to allow people who are quadriplegic to recover a host of abilities that normally rely on the hands, through a direct connection to the brain. Key elements of the product strategy include:

•	No reliance on muscles.

•	Ability to sense patient intentions in order to limit caregiver interaction.

•	Fast, reliable control of a personal computer as means to controlling environment and gaining independence.

•	Neural output signal modes patterned after a personal computer mouse and keyboard.
      It is expected that people using the BrainGatetm system would employ a personal computer as a gateway to a range of self-directed activities. These activities may extend beyond typical computer functions such as communication to include the control of objects in their environment such as televisions and lights, robotics, mobility devices such as wheelchairs, or potentially external or implanted medical devices such as stimulator systems which might provide an individual with the ability to move their own limbs or control the function of their bowel or bladder.
      NeuroPorttm Cortical Monitor:
      Our NeuroPorttm device is designed to monitor and record electrical brain activity during neurosurgical procedures where the cortex of the brain is exposed. These procedures are performed to allow direct monitoring of the brain’s activity using invasive sensors which are left in place for a short time (0-30 days) while a patient remains in the hospital. We believe that a substantial number of people have craniotomies each year in order to study brain function in the context of traumatic brain injury, stroke, or severe epilepsy. Use of the NeuroPorttm device will be targeted to this group of patients.
      The NeuroPorttm device is designed to provide physicians with a means of recording, monitoring, and analyzing detailed neural signals from individual neurons in the cortex of the brain. It is anticipated that this information will be used in conjunction with other currently available means of monitoring brain activity, such as EEG signals.

      While this product is expected to generate some revenue for us, its primary value is expected to be as a platform for developing new diagnostic applications which utilize detailed neural information.
      Next Generation BrainGatetm Software:
      We are also developing a next generation set of BrainGatetm software that will minimize the involvement of a company trained technician in the set up and operation of the system. This software is also intended to provide the user with a basic set of applications that can be controlled with the BrainGatetm system.
      Alta Totally Implantable Sensor System:
      We are developing a totally implantable sensor and signal transmission system for long-term use in humans outside of the hospital. This ambulatory monitoring system is expected to combine elements from the original BrainGatetm system with a proprietary chip in an implantable case to amplify and digitize neural signals inside the body. The digitized information would then be transmitted using short-range telemetry to the external environment without the need for a connector which penetrates through the skin. This device would also receive power from an external source through short-range wireless transmission. We believe there may be value in the future development of a long-term, chronic implant, which could provide the ability to detect and respond to the onset of abnormal activity patterns in the brain. The chronic implant would be a culmination of our ability to leverage the NeuroPorttm device for data collection and analysis in a closed loop application.
      Bionic Research Products:
      In late 2002, we acquired Bionic Technologies, LLC (“Bionic”), a manufacturer of neural recording, stimulation and signal processing equipment for neuroscience research. Through the acquisition, we gained an engineering team, manufacturing facilities and key intellectual property. We continue to manufacture and sell Bionic Technologies’ BIONIC® line of neural recording arrays and data acquisition systems on a limited basis to researchers and we also continue to use this technology in our advanced-stage neurological products. We recognized product revenue from this product line of $653,000 and $509,000 for the years ended December 31, 2004 and 2003, respectively.
      Research and Development Activities. We incurred research and development costs of $4,309,000 and $2,600,000 for the years ended December 31, 2004 and 2003, respectively. Our efforts in 2003 were focused on the development of the BrainGatetm pilot device. This involved the design of specific upgrades to the equipment which had been used in pre-clinical studies, validation studies to confirm that the device would operate as intended, and the documentation of the design and testing process. Research and development expenses in 2003 also included the identification and recruitment of clinical investigators and the design, development and documentation of the proposed clinical trial. The balance of research and development spending in 2003 was related to conducting research which was supported by grants from the National Institutes of Health (“NIH”).
      During 2004, we began clinical trials on BrainGatetm as well as continued development of the product. BrainGatetm development efforts included spending associated with development of software and hardware products. Research and development expenses in 2004 also included the costs of filing the 510(k) application for NeuroPorttm. The remaining balance of research and development was related to continued efforts on research grants.
      Availability of Materials. The materials that we use in our operations are readily available from multiple suppliers.
      Customers. The Bionic research products business depends on sales of special purpose research equipment to a limited number of neuroscience researchers. The number of researchers who have sufficient budgets to purchase equipment in a given year is limited and is dependent on the level of government grant funding.
      Market Opportunity. Our first generation BrainGatetm devices are designed to restore functionality for a limited, immobile group of severely motor-impaired patients who suffer from spinal cord injury, severe stroke, muscular dystrophy and motor neuron disease such as amyotrophic lateral sclerosis (“ALS”).
      With the further development of the product, we could potentially expand our customer base to include those individuals with less severe injuries. A next generation product may be able to provide an individual with the ability to control medical devices such as those that control user movement, such as wheelchairs or Functional Electrical Stimulation (“FES”) systems for patient-control of their own limbs, as well as those that control bladder and bowel movements. We anticipate seeking initial approval from the U.S. Food and Drug Administration (“FDA”) of the BrainGatetm system for a limited category of indications and patients through a Humanitarian Device Exemption (“HDE”). After the initial regulatory approval, we may need to complete additional clinical testing and request supplemental approvals for additional indications and broader marketing claims. Subsequent approvals for additional indications and patient populations via the pre-market approval (“PMA”) regulatory approval process may be required. If we obtain approval of the BrainGatetm system in this manner, the FDA may initially impose restrictions on use of the BrainGatetm system. For example, a HDE is only applicable to diseases or conditions that affect fewer than 4,000 individuals per year. Nevertheless, we believe that this phased approach will permit us to obtain initial marketing approval for the BrainGatetm system more quickly than if we were to seek a broader approval from the outset.
      Our NeuroPorttm device is designed to record and monitor brain electrical activity, for use during neurological procedures where the cortex of the brain is exposed via a craniotomy in order to allow short term monitoring of the brain’s activity. We believe that a substantial number of people have craniotomies each year in order to study brain function in the context of traumatic brain injury, stroke, or severe epilepsy. Use of the NeuroPorttm device will initially be targeted to this group of patients.
      We also may target the neuromodulation market by developing products that are designed to benefit those patients who do not respond to drug therapy. Currently, these patients may be treated with a range of invasive treatments, including surgical removal of a portion of the brain or an implanted medical device that delivers electrical stimulation to lessen the effects of the disease. Current devices are large, involve repeat surgeries to change batteries, and often require patient intervention. We believe we may have an early entry into this market with the NeuroPorttm device.
      None of our clinical products have received regulatory approval for sale anywhere in the world to date and will not be commercially available for several years, if ever.
      Competition. We face many types of potential competitors, including academic labs, large public corporations and small venture-funded companies. Large academic groups working in the area of reading and interpreting neural signals for the purpose of controlling external devices have demonstrated additional proof of concept.
      One potential competitor, Neural Signals, Inc., has implanted several long-term dual electrode sensors in quadriplegic patients under an Investigational Device Exemption (“IDE”) and has claimed that these patients can achieve neural control. This device is not commercially available. Our BrainGatetm system also faces competition from non-invasive solutions for assisting quadriplegics that are based on technologies such as voice recognition, EEG monitoring and eye-movement interpretation.
      Other competitors offer a wide variety of devices to treat neurological conditions. However, we believe that our primary competitive advantage lies in the ability to directly monitor cortical cells in a repeatable, reliable manner. Currently, most companies sell devices that provide stimulation features only. We may pursue opportunities to partner with these companies.
      Intellectual Property. We have developed and are continuing to expand a broad intellectual property portfolio. Early in our history, we obtained an exclusive license from Emory University for a broad patent covering a system that achieves a brain-machine interface by processing multicellular brain signals. This exclusive license expires on the later of (i) the tenth anniversary of the first commercial sale of the first licensed product to achieve commercial sales and (ii) the expiration of the last valid claim upon the patents. Pursuant to the license agreement, we are obligated to pay royalties equal to 3% of the first $17 million of net sales of licensed products and 1% of net sales of licensed products exceeding $17 million within the same year. These annual royalties payable may be reduced by 50% of royalties payable to third parties by us or our affiliates or sublicensees on the same net sales, provided that not less than 1% of net sales of licensed products is paid to Emory in any given year. We also agreed to pay minimum annual royalties of $75,000 beginning in 2006 and continuing for the duration of the agreement. These minimum royalties may net against the running royalties payable in the same period. We have also obtained exclusive licenses from the University of Utah for patents covering our electrode array technology and the insertion mechanism used in the surgical placement of the array. These exclusive licenses expire when the patents expire in 2010 and 2011, respectively. Pursuant to the license agreement, we are obligated to pay royalties of 2.5% of net sales of licensed products. In addition to three issued patents, we have multiple patent applications currently pending with the United States and International patent offices, and additional invention disclosures targeted for submittal this year.
      Government Regulation. The FDA and comparable regulatory agencies in foreign countries regulate extensively the manufacture and sale of the medical products that we currently are developing. The FDA has established guidelines and safety standards that are applicable to the nonclinical evaluation and clinical investigation of medical devices and stringent regulations that govern the manufacture and sale of these products. The process of obtaining FDA approval for a new product usually requires a significant amount of time and substantial resources.
      Our BrainGatetm system is classified as a Class III medical device under FDA rules. In the U.S., medical devices are classified into one of three classes (i.e., Class I, II or III) based on the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class III medical devices are subject to the most rigorous regulation. Class III devices, which are typically life-sustaining, life-supporting or implantable devices, or new devices that have been found not to be substantially equivalent to legally marketed devices, must generally receive a PMA by the FDA to ensure their safety and effectiveness. Class III devices are also subject to some of the requirements applicable to Class I and Class II devices, including general controls, such as labeling, pre-market notification, performance standards, post-market surveillance, patient registries and adherence to Quality System Regulations (“QSR”) requirements, which include testing, control and documentation requirements.
      A PMA application is the most common route to obtain permission to market and sell a Class III device in the U.S. for a particular indication. A PMA application must be supported by valid scientific evidence, which typically includes extensive information including relevant bench tests, laboratory and animal studies and clinical trial data to demonstrate the safety and effectiveness of the device. The PMA application also must contain a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and the proposed labeling, advertising literature and training materials. By regulation, the FDA has 180 days to review the PMA application, and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. Advisory committee reviews often occur over a significantly protracted period, and a number of devices for which FDA approval has been sought have never been cleared for marketing. In addition, modifications to a device that is the subject of an approved PMA, or to its labeling or manufacturing process, may require the submission of PMA supplements or new PMAs and approval by the FDA.
      The FDA also provides that certain devices can be distributed under a HDE rather than a PMA. In order for a device to be eligible for an HDE, a qualifying target patient population of less than 4,000 patients per year for which there is currently no other available therapy must be approved by the FDA. The FDA’s approval of an HDE to treat that qualifying patient population then requires demonstration that the device is safe for its intended application, that it is potentially effective, and that the probable benefits outweigh the associated risks. Adoption of an HDE device within an institution is subject to Institutional Review Board (“IRB”) approval. The regulatory hurdle for an HDE, while far from negligible, is therefore significantly less burdensome than that for a PMA. A device distributed under an HDE may be sold, but compensation may not exceed recovery of costs, including cumulative research and development costs as well as the costs of manufacturing and distribution.
      If clinical trials of a device are required in order to obtain FDA approval, the sponsor of the trial is required to file an IDE, application prior to commencing clinical trials. The IDE application must be supported by data, which typically include the results of extensive device bench testing, animal testing performed in conformance with Good Laboratory Practices and formal laboratory testing and documentation in accordance with appropriate design controls and scientific justification. If the FDA approves the IDE application, and the IRB at the institutions at which the clinical trials will be performed approve the clinical protocol and related materials, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Sponsors of clinical trials are permitted to charge for investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.
      The BrainGatetm system is subject to the IDE and PMA processes and QSR requirements. In 2004, the FDA approved our IDE application with regulatory permission to commence the initial clinical trial of BrainGatetm. The initial clinical trial is subject to periodic review and to the readiness of each collaborating medical center, including training of its surgical and post-operative care teams and approval of the clinical trial protocol by the hospital’s IRB.
      We anticipate seeking initial FDA approval of the BrainGatetm system for a limited category of indications and patients through an HDE, and subsequent approval via PMA for additional indications and patient populations. After the initial regulatory approval, we will need to complete additional clinical testing and request supplemental approvals for additional indications and broader marketing claims. If we obtain approval of the BrainGatetm system in this manner, the FDA may initially impose restrictions on use of the BrainGatetm system. Nevertheless, we believe that this phased approach will permit us to obtain initial marketing approval for the BrainGatetm system more quickly than if we were to seek a broader approval from the outset. We will be subject to continuing regulation, including compliance with QSR, adverse event reporting requirements and prohibitions on promoting a product for unapproved users.
      We intend to conduct a feasibility clinical study of the BrainGatetm system in one or more motor neuron diseases (“MND”) such as Amyotrophic Lateral Sclerosis, or ALS. The initiation of a clinical study in MND will require approval of an IDE from the FDA, recruitment of one or more clinical study sites and approval of one or more study site IRBs. We are in the process of seeking the required approvals that would be required to initiate a feasibility clinical study of the BrainGatetm system in MND.
      If we are successful in initiating a study of the BrainGatetm system in MND, there can be no assurance that the BrainGatetm system will perform similarly in this patient population compared to individuals with spinal cord injury. One possible reason for a difference in performance is that motor neurons can be degenerated in individuals with MND. We anticipate that the BrainGatetm system may need to be customized to operate most effectively in different patient populations and that different applications may need to be developed. For example, individuals with MND that can not speak may require and benefit from a primary means of communication with the BrainGatetm system.
      We are seeking to obtain 510(k) clearance from the FDA to market the NeuroPorttm device. Clearance of a 510(k) by the FDA requires that we demonstrate that the NeuroPorttm device is substantially equivalent to other products that are already on the market. In August and September 2004, we filed two 510(k) applications with the FDA on the two major components of the NeuroPorttm device. In December 2004, we received a letter from the FDA requesting additional information to support the equivalence of NeuroPorttm to other already marketed products. We filed a response to this letter in February 2005 and the response is currently being reviewed by the FDA. The FDA may find our application deficient and may require us to provide additional data from either pre-clinical or clinical studies to support equivalence in order to obtain product clearance, find the device not substantially equivalent or find the device substantially equivalent and grant us clearance to market the device.
      Clinical Trials. We have received an IDE from the FDA to conduct a pilot clinical trial of the BrainGatetm system. The FDA approval of our IDE application, and the IRB approval at the institutions at which the clinical trials will be performed of the clinical protocol and related materials, allow clinical trials to begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. This trial is currently in process and it is designed to demonstrate both the safety and the feasibility of a thought-based interface with a personal computer, which might replace the use of hands on a keyboard and mouse. More specifically, the study is designed to test and support three successive objectives:

•	Demonstrate that the BrainGatetm system is able to detect neural signals from the motor cortex during the duration of the study;

•	Demonstrate that quadriplegic patients are able to modulate the activity of their motor cortex and that the BrainGatetm system can use those neural signals to give the patient control of a cursor on a computer using patient thought; and

•	Assess the patient’s ability to use the BrainGatetm system to perform tasks similar to those required to operate a personal computer.
      We intend to evaluate the performance of five patients for a period of 12 months. Following results of the pilot clinical trial, we intend to conduct additional trials to support FDA clearance of our products.
      Early Clinical Observations. The first participant in the pilot trial was implanted with a BrainGatetm system in June 2004, and has participated in approximately 20 weekly clinical efficacy sessions in which the system has been connected to the patient and its operation tested as well as additional research sessions. Based on repeat observations with this first patient, we have observed the following:

•	The surgical procedure to implant the BrainGatetm system went as planned and there have been no adverse events reported related to the implanted device to date.

•	The BrainGatetm system has been observed over repeated sessions to be capable of detecting, transmitting and analyzing neural signals.

•	The first participant in the clinical study, who has a spinal cord injury received approximately three years ago, can immediately modulate the output of his motor cortex in response to commands to imagine movement. For example, when asked to imagine moving his hand toward the left, specific neurons in his motor cortex activate immediately. Some of these same neurons do not activate when the participant is asked to imagine movements in different directions. This tuning of specific neurons to specific movement direction is similar to observations made in preclinical studies.

•	Using the BrainGatetm system, we have been able to provide the first participant with a cursor that he can immediately control using thought. The first participant has been able to use this thought based cursor control to perform a number of tasks in the pilot trial. For example, he has been able to use this cursor control to operate basic computer games and to control the operation of a television set using remote control.

•	Using the BrainGatetm system, we have been able to detect specific signals related to certain imagined hand gestures. For example, if we ask the first patient to imagine opening and closing his fist, we can detect a clear pattern of activity associated with that imagined hand gesture. Our goal to eventually translate these gestures into the equivalent of keystrokes or switches, which can be used in the BrainGatetm interface.
      The results observed in the first participant are preliminary. There can be no assurance that these results will continue in the first participant, or that they will be replicated in additional subjects. Significant additional clinical studies must be completed before we can apply to the FDA for permission to make specific safety and efficacy claims related to the BrainGatetm system.
      Employees. At December 31, 2004, we employed 33 full-time employees. We believe that our relationship with our employees is good.
      Reverse merger. We were originally incorporated in the State of Nevada on February 6, 2002 as Trafalgar Ventures Inc. (“Trafalgar”). On July 23, 2004, Trafalgar, certain stockholders of Trafalgar, Trafalgar Acquisition Corporation, a Nevada corporation (“Merger Sub”), and Cyberkinetics, Inc., a privately-held Delaware corporation (“Cyberkinetics”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Trafalgar, through its wholly-owned subsidiary, Merger

Sub, agreed to acquire Cyberkinetics in exchange for shares of Trafalgar’s common stock (the “Merger”). The Merger closed on October 7, 2004. Immediately upon closing, Trafalgar effected a reincorporation from the State of Nevada to the State of Delaware and a corporate name change to “Cyberkinetics Neurotechnology Systems, Inc.” Until the effective time of the Merger with Cyberkinetics, we were in the business of mineral exploration, but had not generated revenues from operations. Post-merger, we ceased all operations in the mineral exploration industry and now we operate as the parent company of Cyberkinetics.

ITEM 2.	DESCRIPTION OF PROPERTIES
      Our headquarters is located in Foxborough, Massachusetts and our engineering and manufacturing facilities are in Salt Lake City, Utah. We lease approximately 6,169 square feet of space in Foxborough, Massachusetts and 11,225 square feet of space in Salt Lake City, Utah, which is adequate for our purposes for the next 12 months. The Foxborough, Massachusetts lease expires on May 31, 2007. We renewed the lease on our engineering and manufacturing facility in Salt Lake City, Utah on January 28, 2005. The lease expires on November 30, 2009. We have an option to renew the lease at the end of the initial lease term for one additional five year period.

ITEM 3.	LEGAL PROCEEDINGS
      We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2004.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market for Common Stock; Related Information
      Our common stock is approved for quotation on the Over-the-Counter Bulletin Board under the trading symbol “CYKN.” From December 10, 2003 through October 11, 2004, we traded under the symbol “TGRV.” A trading market for our common stock did not develop until October 15, 2004. The following table sets forth the high and low bid prices for our common stock for the period from October 15, 2004 through December 31, 2004, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2004

	High	Low

Quarter ended December 31, 2004	$8.00	$2.50
      At March 28, 2005, there were approximately 109 holders of record of our common stock and no holders of record of our preferred stock. The closing sales price of our common stock on March 28, 2005 was $2.25 per share, as reported on The Over-The-Counter Bulletin Board.
Dividend Policy
      We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our Board of Directors, in their discretion, and will depend on our financial position, operating results, capital requirements and other factors that the Board of Directors considers significant.

Equity Compensation Plans
      Refer to Item 11 below for information with respect to our equity compensation plans.
Additional Information
      Copies of our annual reports on Form 10-KSB, quarterly reports on Form  10-QSB, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
      This 10-KSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this Form 10-KSB. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Special Note Regarding Forward Looking Statements” below.
Overview
      Cyberkinetics. We are a clinical development medical device company focused on the development of neurotechnology products that record, monitor and analyze brain electrical activity, and further allow such complex signals from the brain, to be interpreted by computer equipment. We intend to develop implantable medical devices and software and hardware for human use that will be designed to detect and interpret brain activity in real time. Our lead product candidate, the BrainGatetm system, is intended to allow quadriplegic people to control computers using the technology identified above, has received IDE approval and is undergoing pilot clinical evaluation. Another product, the NeuroPorttm device, is intended to allow post-operative recording and monitoring of brain electrical activity, for use during neurological procedures where the cortex of the brain is exposed via a craniotomy in order to allow short term monitoring of the brain’s activity. We have filed two 510(k) applications with the FDA for the NeuroPorttm device.
      In late 2002, we acquired Bionic Technologies, LLC (“Bionic”), a manufacturer of neural recording, stimulation and signal processing equipment for neuroscience research. Through the acquisition, we gained an engineering team, manufacturing facilities and key intellectual property. We continue to manufacture and market Bionic’s BIONIC® line of neural recording arrays and data acquisition systems to researchers.
      We have a limited history of operations and, through December 31, 2004, we have generated limited revenues from products obtained in our acquisition of Bionic. However, the long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the BrainGatetm system. We have also generated revenue from grant income, but we do not currently expect such revenues to be significant in the future.
      We have been unprofitable since Cyberkinetics’ inception in May 2001 and we expect to incur substantial additional operating losses for at least the foreseeable future as we continue to expand our product development activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results. We have incurred substantial net losses since inception. As of December 31, 2004, our accumulated deficit increased to $12,672,000. We expect to incur substantial and increasing losses for the next several years as we:

•	Continue to develop the BrainGatetm system and the NeuroPorttm device;

•	continue to enroll new patients in our clinical study(ies);

•	develop and commercialize our product candidates, if any, that receive regulatory approval;

•	continue and expand our research and development programs;

•	acquire or in-license products, technologies or businesses that are complementary to our own; and

•	increase our general and administrative expenses related to operating as a public company.
      We have financed our operations and internal growth since inception primarily through private placements of equity and debt securities, as well as through revenue from product sales and sponsored research. During 2004, we received additional funding of $698,000 through an equipment financing arrangement. In November 2004, we completed a private placement, whereby we (i) sold 2,000,000 shares of our common stock at a price of $3.00 per share for aggregate proceeds of $6,000,000; and (ii) issued five-year warrants to purchase up to an additional 660,000 shares of our common stock at an exercise price of $6.00 per share. In addition, our placement agent received a five-year warrant to purchase 100,000 shares of our common stock as partial consideration for its services during the private placement. Each of the issuees qualified as an accredited investor.
      On March 31, 2005, we entered into a one-year revolving line-of-credit agreement (the “Line” or “Agreement”) for up to $3.0 million with a financial institution. Borrowings under the Line are available in amounts and at the time of our discretion. Borrowings are collateralized by our assets, excluding intellectual property. We agree not to sell, transfer or otherwise dispose of our intellectual property rights outside the ordinary course of business, except with the prior consent of the financial institution. The Line provides for customary conditions to our ability to borrow, as well as customary covenants and default provisions; the Agreement also contains certain acceleration clauses. Borrowings under the line bear interest at prime rate plus 3 percent. Interest is payable monthly and the principal is due on March 30, 2006. We also will issue to the financial institution a ten-year warrant to purchase 71,429 shares of common stock at an exercise price of $2.10 per share.
      Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing intellectual property rights. Accordingly, our activities to date are not as broad in depth or in scope as the activities we may undertake in the future, and our operating results or financial position or our ability to operate profitably as a commercial enterprise are not indicative of our future operating results.
      Reverse Merger. We were originally incorporated in the State of Nevada on February 6, 2002 as Trafalgar Ventures Inc. (“Trafalgar”). On July 23, 2004, Trafalgar, certain stockholders of Trafalgar, Trafalgar Acquisition Corporation, a Nevada corporation (“Merger Sub”), and Cyberkinetics, Inc., a privately-held Delaware corporation (“Cyberkinetics”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Trafalgar, through its wholly-owned subsidiary, Merger Sub, agreed to acquire Cyberkinetics in exchange for shares of Trafalgar’s common stock (the “Merger”). The Merger closed on October 7, 2004. We recorded the transaction as the issuance of stock for the net monetary assets of Trafalgar, accompanied by a recapitalization and consequently, no goodwill or intangible assets were recorded with respect to this transaction. All costs associated with the Merger were expensed as incurred. The Merger was treated as a reverse merger of Cyberkinetics. Accordingly, from an historical accounting perspective, our period of inception begins on May 2, 2001, the date of inception of Cyberkinetics. The financial statements of the Company presented reflect the historical results of Cyberkinetics prior to the Merger, and of the combined entities following the Merger, and do not include historical financial results of Trafalgar prior to the consummation of the Merger. Immediately upon closing, Trafalgar effected a reincorporation from the State of Nevada to the State of Delaware and a corporate name change to “Cyberkinetics Neurotechnology Systems, Inc.” Until the effective time of the Merger, we were in the business of mineral exploration. We obtained an option to acquire a 90% interest in two mineral claims located in the Sudbury Mining Division, Province of Ontario, Canada. This option was exercisable either by making cash payments to the grantor of the option or by funding the required exploration expenditures described in the option agreement. During the period ended July 31, 2004, we allowed the option to expire. We had not generated revenues from operations.

      Upon analysis of operations, we decided to focus on evaluating other opportunities that may enhance stockholder value, including the acquisition of a product or technology, or pursuing a merger or acquisition of another business entity with long-term growth potential. In furtherance of this strategy, we entered into the Merger Agreement with Merger Sub and Cyberkinetics on July 23, 2004. At the effective time of the Merger, Merger Sub was merged with and into Cyberkinetics. The separate existence of Merger Sub ceased and Cyberkinetics continued as the surviving corporation. Post-merger, we ceased all operations in the mineral exploration industry and now operate as the parent company of Cyberkinetics. Additionally, immediately following the closing of the Merger, the officers and directors of Trafalgar resigned and the officers and directors of Cyberkinetics became our officers and directors. We also completed a reincorporation from the State of Nevada to the State of Delaware and a corporate name change to Cyberkinetics Neurotechnology Systems, Inc. Since Trafalgar had no significant operations prior to the Merger, the discussions in this section relate to the financial condition and results of operations of Cyberkinetics.
      Research and Development. Our research and development activities have been primarily focused on the development and pilot clinical trial of the BrainGatetm system. Since Cyberkinetics’ inception in 2001 and through December 31, 2004, we have incurred research and development costs of approximately $7,429,000. Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, non-cash stock compensation expense for non-employees, costs associated with the clinical trials of our product candidates, facility costs, supplies and materials, costs for consultants and related contract research and depreciation. We charge all research and development expenses to operations as they are incurred.
      In the future, the rate of spending on the BrainGatetm system is likely to increase as additional clinical trials are performed. In addition, we are working to develop a fully implantable version of the BrainGatetm system. The initial version of the BrainGatetm system is not expected to be commercially launched for at least three to five years, if at all. A fully implantable version is in the early stages of development, will take longer to develop and is expected to be launched after the initial version of the BrainGatetm system. While we cannot estimate with any certainty the time required for commercial approval of the BrainGatetm system, we estimate that we will need to raise substantial additional capital in order to reach breakeven from the sales of advanced neurological products.
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
      The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when any net cash inflow from any of our current product candidates will commence.

Results of Operations
      The following table sets forth certain statement of operations data for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

Consolidated Statement of Operations Data:
Product sales	$653,000	$509,000	$234,000
Grant income	884,000	775,000	297,000

Total revenues	1,537,000	1,284,000	531,000
Operating expenses	8,617,000	4,863,000	1,150,000

Operating loss	(7,079,000)	(3,579,000)	(619,000)

Other income (expense), net	(11,000)	59,000	27,000

Net loss	(7,091,000)	(3,520,000)	(592,000)
Dividends and accretion to redemption value of redeemable convertible preferred stock	(625,000)	(657,000)	(181,000)

Net loss attributable to common stockholders	$(7,716,000)	$(4,177,000)	$(773,000)

Years Ended December 31, 2004 and 2003

Revenues
      Product Sales. Product sales increased $144,000 to $653,000 for the year ended December 31, 2004 from $509,000 for the year ended December 31, 2003. The increase in product sales is attributable to an overall 35% increase in the selling price per unit, offset by a 7% decrease due to phasing out certain line items and changes in product mix. The gross margin on product sales was approximately 60% and 49% for the year ended December 31, 2004 and 2003, respectively. The increase in gross margin is a result of the increases in the selling prices per unit. Our business focus since inception in May 2001 has been the development of our advanced neurological products, such as the BrainGatetm system. We expect that our sales from the BIONIC® products will continue to be limited and, therefore, are likely to continue to fluctuate in the future. For the years ended December 31, 2004 and 2003, customers to whom sales exceeded 10% of each year’s respective total product sales were as follows:

Customer	2004	2003

Brown University	22%	14%
Cold Spring USA Corporation	20	—
The Bionic Ear Institute	12	—
VA Med Ctr. MA	10	—
Stanford University	—	13
Laval University, Centre Hospitalier Robert Giffard of Beauport QC (Canada)	—	12
Unique Medical Distribution of Japan DBA Egg Co	—	12
The University of Southern California	—	11
      Grants. Revenue from SBIR grants increased $109,000 to $884,000 for the year ended December 31, 2004 from $775,000 for the year ended December 31, 2003. The increase in grant income is due to availability of research and development staff to work on grant-related activities. We did not submit any SBIR grant applications during the year ended December 31, 2004. Additionally, there are uncertainties concerning the future availability of these types of grants to public companies. Therefore, we are not anticipating any new SBIR grant income after December 2004. We will continue, however, to evaluate available grants in the future.

Expenses
      Research and Development. Research and development expenses increased $1,709,000 to $4,309,000 for the year ended December 31, 2004 from $2,600,000 for the year ended December 31, 2003. The increase was attributable to an increase in non-cash stock compensation expense of $1,274,000, due to an increase in the market value of the stock; increased salaries, benefits and related travel of $264,000 from the hiring of additional research and development staff; increased costs associated with our on-going pilot clinical trial of the BrainGatetm system, which began in 2004, our filing the 510(k) for the NeuroPorttm device and expansion of our other research and development programs and legal costs associated with supporting our intellectual property portfolio. Non-cash stock compensation expense included in research and development expenses were $1,293,000 and $20,000 for the year ended December 31, 2004 and 2003, respectively. These non-cash stock compensation charges can fluctuate substantially from quarter to quarter based on the market value of our stock and the number of options outstanding at the end of each quarter.
      Sales and Marketing. Sales and marketing expenses increased $35,000 to $298,000 for the year ended December 31, 2004, from $263,000 for the year ended December 31, 2003. The increase is the result of an increase in travel and entertainment related to additional sales efforts.
      General and Administrative. General and administrative expenses increased $2,006,000 to $3,747,000 for the year ended December 31, 2004 from $1,741,000 for year ended December 31, 2003. The increase was mainly attributable to an increase in salaries benefits and travel of $697,000 for the expansion of the management team, an increase in legal and accounting fees, and other public company charges of approximately $1,152,000 related to the cost of the Merger, preparing to become a public company and additional efforts to raise capital and an increase in non-cash stock compensation expense of $72,000.

Other Income and Expenses
      Other Income (Expense), Net. Interest income decreased $27,000 to $40,000 for year ended December 31, 2004 from $67,000 for the year ended December 31, 2003. The decrease in interest income is a result of a reduction in net cash invested. Interest expense increased $44,000 to $51,000 for the year ended December 31, 2004 from $7,000 for the year ended December 31, 2003. The increase is related to borrowings for equipment purchases under an equipment loan and security agreement with a lender.

Net Loss
      Net Loss. Net loss increased $3,571,000 to $7,091,000 for the year ended December 31, 2004 from a net loss of $3,520,000 for the year ended December 31, 2003. The increase is largely a result of operating expenses associated with the Merger and preparing to be a public company, advances in our clinical trial of BrainGatetm and the expansion of our research and development projects. Net loss per common share increased $.13 per share to $1.16 per share for the year ended December 31, 2004 from $1.03 for the year ended December 31, 2003. The increase is due to the increase in net loss offset by an increase in the weighted average common shares outstanding to 6,660,000 at December 31, 2004 from 4,044,180 at December 31, 2003 due to the conversion of 9,419,000 shares of Series A Redeemable Convertible Preferred Stock in connection with the Merger and the 2,000,000 shares issued in connection with the private placement in November.
Years Ended December 31, 2003 and 2002

Revenues
      Product Sales. Revenue from product sales for the year ended December 31, 2003 was $509,000, or $275,000 over product sales of $234,000 for the year ended December 31, 2002. The increase in product sales was primarily due to the full 12-month inclusion of the Bionics business in 2003, as compared to approximately five months inclusion in 2002. The gross margin on product sales in 2003 and 2002 was approximately 50% in both years.

      For the years ended December 31, 2003 and 2002, customers to whom sales exceeded 10% of each year’s respective total product sales were as follows:

Customer	2003	2002

The University of Southern California	11%	—
Laval University, Centre Hospitalier Robert Giffard of Beauport QC (Canada)	12	—
Unique Medical Distribution of Japan DBA Egg Co	12	—
Stanford University	13	—
Brown University	14	—
Carnegie Mellon University	—	19%
MCP Hanneman	—	19
Kresge Eye Institute of Wayne State University School of Medicine	—	21
Cold Spring Distribution Company of China	—	25
      Grants. Revenue recognized from SBIR grants was $775,000 for the year ended December 31, 2003, or $478,000 over SBIR grant revenues of $297,000 for the year ended December 31, 2002. This increase was attributable to the full 12-month inclusion of the Bionics business in 2003, as compared to approximately five months inclusion in 2002.

Expenses
      Research and Development. Research and development expenses increased $2,017,000 to $2,600,000 for the year ended December 31, 2003 from $583,000 for the year ended December 31, 2002. In 2002, research and development was primarily related to conducting grant funded research. Expenses in 2002 reflect 12 months of activity at our Salt Lake City, Utah facility, but only limited activities, which commenced in August 2002, in our east coast offices which were initially located in Providence, Rhode Island. In early 2003, we initiated a focused program to develop and file an IDE on the BrainGatetm system. Salaries and benefits increased approximately $1,287,000 related to the establishment and expansion of our headquarters in Foxborough, Massachusetts, expansion of the research and development staff in Salt Lake City, and the creation of a clinical and regulatory team to develop and file an IDE on the BrainGatetm system. Consulting and professional fees increased approximately $329,000 related to testing and validation of the BrainGatetm system, development of the BrainGatetm pilot trial protocol, and the preparation of the filing of the IDE with the FDA. Lab materials and supplies increased approximately $325,000 as a result of an increase in headcount, the purchase of materials to be used in the pilot trial and for the sponsored grant contract research.
      Sales and Marketing. Sales and marketing expenses grew to $263,000 for the year ended December 31, 2003, compared to $23,000 for the year ended December 31, 2002. The $240,000 increase was a result of increased salary, benefits and travel and entertainment expense due to the addition of a full-time general manager to oversee sales of the BIONIC® line of neural recording arrays and data acquisition in May of 2003, as well as the fact that 2002 only includes five months of sales and marketing expenses from the Bionics business.
      General and Administrative. General and administrative expenses increased $1,315,000 to $1,741,000 for the year ended December 31, 2003 from $426,000 for the year ended December 31, 2002. This increase was attributable to an increase of approximately $442,000 in salaries, benefits, travel and entertainment as a result of expansion of the general and administrative staff, an increase of approximately $355,000 in professional fees and expenses related to general corporate matters and intellectual property, and the costs of setting up an office in Foxborough, Massachusetts, as well as the fact that 2002 only includes five months of general and administrative expenses from the Bionics business.

Other Income and Expenses
      Net Other Income. Net other income was $59,000 for the year ended December 31, 2003, compared to $27,000 for the year ended December 31, 2002. The increase in net other income resulted primarily from higher average cash balances during 2003.

Net Loss
      Net Loss. Net loss increased by $2,928,000 to $3,520,000 for the year ended December 31, 2003 from a net loss of $592,000 for the year ended December 31, 2002. The larger net loss is largely a result of the expanded infrastructure and associated operating expenses incurred in 2003.
Liquidity and Capital Resources
      We have financed operations and internal growth since inception primarily through private placements of equity and debt securities, as well as through revenue from product sales and sponsored research. We received $14,433,000 from the private placement of equity securities through December 31, 2004. We also raised an additional $698,000 in 2004 under a capital lease line. As of December 31, 2004, we had $5,233,000 of cash and cash equivalents on hand.
      Net cash used in operating activities was $5,631,000 for the year ended December 31, 2004. The primary use of cash was to fund our operations. The net loss for the year ended December 31, 2004 was $7,091,000. Included in this loss were non cash expenses of $1,393,000, $228,000 and $6,000 for stock-based compensation, depreciation and amortization and interest expense, respectively. The use of cash for operations included legal, audit and other fees related to completing the Merger, costs associated with preparing to be a public company and to execute on our clinical and research and development efforts. The net cash used for operating activities included an increase in accounts receivable of $151,000 and an increase in prepaid expenses and other current assets of $229,000, principally related to prepayment of insurance premiums and other services respectively, offset by an increase in accounts payable and accrued expenses of approximately $165,000 and $94,000, respectively. Since we are a developing business, our prior operating costs are not representative of our expected on-going costs. As we continue to develop our advanced stage neurological products, such as the BrainGatetm system and the NeuroPorttm device, and as we transition from a private company to a public company, we expect our monthly cash operating expenses in 2005 to increase.
      Net cash used in investing activities was $340,000 for the year ended December 31, 2004. We used cash to purchase equipment to be used primarily for research and development activities.
      Net cash provided from financing activities was $6,135,000 for the year ended December 31, 2004. We received proceeds from a capital lease line of $698,000 and we used approximately $144,000 of the proceeds to make payments under the capital lease line. On November 4, 2004, we completed a private placement whereby we sold 2,000,000 shares of our common stock (the “Shares”) and issued warrants to purchase another 660,000 shares of our common stock (the “Warrant Shares”) to accredited investors, resulting in net proceeds of approximately $5,600,000 (the “Private Placement”). The Shares were issued at a purchase price of $3.00 per share pursuant to the terms of a Securities Purchase Agreement entered into by us and each of the investors. Each of the investors received a five-year warrant to purchase up to thirty-three percent (33%) of the number of Shares purchased by such investor in the Private Placement, at an exercise price per share of $6.00.
      On March 31, 2005, we entered into a one-year revolving line-of-credit agreement (the “Line” or “Agreement”) for up to $3.0 million with a financial institution. Borrowings under the Line are available in amounts and at the time of our discretion. Borrowings are collateralized by our assets, excluding intellectual property. We agree not to sell, transfer or otherwise dispose of our intellectual property rights outside the ordinary course of business, except with the prior consent of the financial institution. The Line provides for customary conditions to our ability to borrow, as well as customary covenants and default provisions; the Agreement also contains certain acceleration clauses. Borrowings under the line bear interest at prime rate plus 3 percent. Interest is payable monthly and the principal is due on March 30, 2006. We also will issue to the financial institution a ten-year warrant to purchase 71,429 shares of common stock at an exercise price of $2.10 per share.
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
      We expect to continue to incur negative cash flows and net losses for at least the foreseeable future. Based upon our current plans, we believe that our existing capital resources, plus the proceeds of the debt financing completed in March 2005, will be sufficient to meet our operating expenses and capital requirements through at least December 2005. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all. Having insufficient funds, we may be required to delay, scale back or eliminate some of our research and development activities or delay the launch of our product candidates.
      We may seek to increase our cash reserves, in addition to the debt financing completed in March 2005, by obtaining additional funding through public or private financing, including the placement of shares of preferred or common stock; or collaborative arrangements with strategic partners; or a combination of the two.
Contractual Obligations
      Below is a table setting forth contractual obligations (including interest payments as applicable) as of December 31, 2004:

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

Operating Lease	$315,000	$564,000	$374,000	$—	$1,253,000
Loans from Related Parties	101,000	—	—	—	101,000
Capital Lease Obligations	232,000	396,000	—	—	628,000
Minimum Royalties	—	150,000	150,000	225,000	525,000

Total	$648,000	$1,110,000	$524,000	$225,000	$2,507,000

Off-Balance Sheet Arrangements
      As of December 31, 2004, we had no off-balance sheet arrangements.
Dividends and Distributions
      We have not paid any cash dividends to date. We intend to retain our future earnings, if any, and we do not anticipate paying cash dividends on either class of our stock in the foreseeable future.
Critical Accounting Policies
      This discussion and analysis of our financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:
      Revenue Recognition. We recognize revenue from product sales and research grants from the U.S. government through the Small Business Innovative Research (“SBIR”) program. Product sales consist of sales of our BIONIC® line of brain computer interface equipment to universities and research hospitals involved in neurological research. Product sales are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred and collection is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which occurs at the time of shipment. Terms for all customers are FOB shipping. The product operates without any custom configuration or installation. Product sales do not contain multiple elements. Following shipment, there are no customer acceptance requirements or installation obligations or continuing service requirements incumbent on us. Terms of product sales contain no contractual rights of return. In practice, we have not experienced or granted rights of return.
      We recognize revenues from research grants as reimbursable, eligible costs are incurred. Eligible costs typically include direct labor costs, other direct costs as outlined in the grant, such as lab materials and supplies and consulting costs, and an overhead allocation as specifically defined by the grant. In accordance with Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record grant revenues on a gross basis as we are the primary obligor with respect to our research and development activities. We are subject to grant audits as required by the Department of Health and Human Services. Audits may result in adjustments to the amount of grant revenues recorded and funds received. Historically, we have not been required to make any adjustments to the amount of grant revenues recorded and funds received as a result of grant audits.
      We have continued to market our BIONIC® line of research products and continue to expect revenues from sales of equipment. However, this revenue is not predictable and will fluctuate from period-to-period. There can be no assurance that we will continue to receive grant revenue and we currently expect that grant revenue will decline. Future grant research contracts are dependent on applications by us to various governmental agencies and are based on a competitive award process. We did not submit any SBIR grant applications during the year ended December 31, 2004. Additionally, there are uncertainties around the future availability of these types of grants to public companies. Therefore, we are not anticipating any new SBIR grant income after December 2004. In October 2004, we applied to the NIH for grant support to evolve the design of the BrainGatetm system. The NIH will notify us by September 2005 if the grant will be awarded. We will continue to evaluate all types of grants in the future. The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the BrainGatetm system.
      Accounts Receivable. Accounts receivable represent amounts due from customers for sales units shipped. We extend 30-day payment terms to our customers, and we do not require collateral. We periodically assess the collectibility of our receivables by customer, and establish reserves, as necessary, based on various considerations including customer credit history, payment patterns, and aging of accounts. Once management determines an account receivable is not collectible, the account is written off. We have not experienced significant collection problems to date. If the collection history or aging of accounts receivable deteriorates, we may have to record a charge to operations to establish an allowance for doubtful accounts.
      Inventories. Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of work-in-process and finished goods. Inventory used for research and development is expensed. We periodically review our inventory for excess, obsolescence or quality issues. Should we conclude that we have inventory for which we cannot recover our costs as a result of such review, we would have to record a charge to operations classified as cost of products sold.
      Long-lived Assets. Our long-lived assets include fixed assets, identifiable intangibles, consisting of acquired patent technology and research grants, and goodwill.

Property, Plant, and Equipment and Identifiable Intangible Assets. We periodically review our property, plant, and equipment and identifiable finite lived intangible assets for impairment. In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, we may be required to record impairment charges for these assets.

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
      Stock-Based Compensation. Awards under our stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for our employee stock options. Accordingly, no compensation expense is recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. We have adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which is based on the fair-value method of measuring stock-based compensation. We account for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18). To the extent that the fair value of our common stock increases, we will incur additional compensation expense associated with non-employee options.
Recently Issued Accounting Standards
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151, a product of the FASB’s efforts to achieve short-term convergence with the International Accounting Standards Board (IASB), clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We do not believe the adoption of this standard will have a material impact on results of operations.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We are required to adopt the provisions of SFAS 123R in our financial statements for the first quarter of 2006.
SFAS 123R permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      We have not yet determined which method of this statement we will adopt.
      As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss attributable to common stockholders and net loss per share in Note 2 to our consolidated financial statements.

Risk Factors
      Our actual results may differ materially from those anticipated in these forward-looking statements. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control. Refer also to “Special Note Regarding Forward-Looking Statements.”
Risks Related To Our Business

We have incurred significant operating losses since inception and we cannot assure you that we will ever achieve profitability.
      Since Cyberkinetics, Inc.’s inception in 2001, we have incurred losses every quarter. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred significant net losses since inception, including net losses of approximately $7,091,000 in 2004, $3,520,000 in 2003 and $592,000 in 2002. At December 31, 2004, we had an accumulated deficit of approximately $12,672,000. We anticipate that we will continue to incur operating losses for the foreseeable future and it is possible that we will never generate substantial revenues from product sales.

We are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.
      We have not demonstrated that we can:

•	ensure that our products are safe in chronic use and function as intended in human clinical applications;

•	obtain the regulatory approvals necessary to commercialize products that we may develop in the future;

•	manufacture, or arrange for third-parties to manufacture, future products in a manner that will enable us to be profitable;

•	establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls;

•	make, use, and sell future products without infringing upon third party intellectual property rights; or

•	respond effectively to competitive pressures.

We are dependent upon the success of neurotechnology. Our inability to continue to develop innovative neurotechnology products, or the failure of the neurotechnology market to develop as we anticipate, would adversely affect our business.
      Over the last 10 years a number of products based on long-term implantable devices in the brain and nervous system have been developed and this market is referred to as neurotechnology. The neurotechnology market is subject to rapid technological change and product innovation. Our competitors may succeed in developing or marketing superior products, using neurotechnology or other technologies. If we are unable to compete successfully in the development of new neurotechnology products, or if new and effective therapies not based on neurotechnology are developed, our products could be rendered obsolete or non-competitive. This would materially adversely affect our business.

If we fail to obtain approval from the FDA and from foreign regulatory authorities, we will not be allowed to market or sell the BrainGatetm system, the NeuroPorttm device, or other products in the United States or other countries.
      If we cannot demonstrate through clinical testing on humans or other means that the BrainGatetm system or other new products under development and testing are safe and effective, we will not be able to obtain regulatory approvals in the U.S. or other countries for the commercial sale of these products. Our clinical testing of the BrainGatetm system is in its early stages. Delays, budget overruns, and project terminations are not uncommon even after promising pre-clinical and clinical trials of medical products.

We intend to conduct clinical testing for the BrainGatetm system in patients with a variety of complications, and these patients may die or suffer other adverse medical results for reasons which may or may not be related to the product being tested. Those outcomes could seriously delay the completion of clinical testing, as could the unavailability of suitable patients for clinical trials, both of which are outside our control. We cannot assure that the rate of patient enrollment in our clinical trials will be consistent with our expectations or be sufficient to allow us to complete our clinical trials for the BrainGatetm system or our other products under development in a timely manner, if at all. Delays could defer the marketing and commercial sale of our products, require further funding, and possibly result in failure to bring the products to market.
      We are investigating the potential to seek and obtain initial approval from the FDA to market the BrainGatetm system under a humanitarian device exemption (“HDE”) rather than through a pre-market approval application (“PMA”). Approval of an HDE by the FDA requires that we demonstrate that the BrainGatetm system is safe, potentially effective and that its benefits outweigh its associated risks. We have not yet applied for, and the FDA has not yet granted, HDE designation for the BrainGatetm system. We cannot assure that the FDA or any other regulatory authority will act quickly or favorably on our requests for this product to be approved under an HDE. The FDA or any other regulatory authority may require us to provide additional data that we do not currently anticipate in order to obtain product approvals. If we are successful in obtaining FDA approval for the BrainGatetm system based on a phased approach that begins with an HDE, the initial approval is likely to include conditions or limitations to particular indications that would limit the available market for these products.
      We are seeking to obtain 510(k) clearance from the FDA to market the NeuroPorttm device. Clearance of a 510(k) by the FDA requires that we demonstrate that the NeuroPorttm device is substantially equivalent to other products that are already on the market. In August and September 2004, we filed two 510(k) applications with the FDA on the two major components of the NeuroPorttm device. The FDA or any other regulatory authority may require us to provide additional data that we do not currently anticipate in order to obtain product clearance and approvals.
      If we are not able to obtain regulatory approvals for use of the BrainGatetm system, the NeuroPorttm device or our other products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited.
      We may market the BrainGatetm system and our other new products in international markets, including the European Union and Japan. We must obtain separate regulatory approvals in order to market our products in other jurisdictions. The approval process may differ among those jurisdictions and approval in the U.S. or in any other jurisdiction does not ensure approval in other jurisdictions. Obtaining foreign approvals could result in significant delays, difficulties and costs for us, and require additional trials and additional expense.

If we fail to develop products, we would not achieve significant revenues and we would unlikely be able to continue our current level of operations and would be unable to meet our long-term growth plans.
      Our future business and financial success will depend on our ability to continue to introduce new products and upgrade products into the marketplace. Developing new products and upgrades to existing and future products imposes burdens on our research and development department and our management. This process is costly, and we cannot assure you that we will be able to successfully develop new products or enhance any future products. We incurred research and development costs of $4,309,000 and $2,600,000 for the years ended December 31, 2004 and 2003, respectively. In addition, as we develop the market for neurotechnology devices, future competitors may develop desirable product features earlier than we do. Such development could make our competitors’ products less expensive or more effective than our products and could render our proposed products obsolete or unmarketable. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and business prospects will suffer.

Testing of our new products will involve uncertainties and risks, which could delay or prevent new product introductions, require us to incur substantial additional costs or result in the failure to bring our products to market.
      Development and testing of any medical device is often extensive, expensive and time consuming. Some of the tests for our products may require months or years to perform, and it may be necessary to begin these tests again if we modify our products to correct a problem identified in testing. Even modest changes to certain components of our products can take months or years to complete and test. If results of pre-clinical or clinical testing of our products under development indicate that design changes are required, such changes could cause delays that would adversely affect our results of operations and cash flows. A number of companies in the medical industry have suffered delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing or clinical testing. In the event that we suffer setbacks in the pre-clinical or clinical testing of our products, our products may be delayed, require further funding, and may never be brought to market.

Patient complications that may occur in clinical testing conducted by us (or in clinical testing conducted by other companies) and the resulting publicity surrounding these complications may result in greater governmental regulation of future product candidates and potential regulatory delays relating to testing or approval.
      Even if we obtain the requisite approval, the commercial success of our proposed products will depend in part on public acceptance. Public attitudes may be influenced by claims that our proposed products are unsafe, and such products may not gain the acceptance of the public or the medical community. Negative public reaction could result in greater governmental regulation, stricter clinical trial oversight or commercial product labeling requirements of neurotechnology products and could negatively affect demand for any products that we may develop.

Failure to obtain necessary government approvals for new products or for new applications for existing products would mean we could not sell those new products, or sell any existing products for those new applications.
      Our proposed products are medical devices, which are subject to extensive government regulation in the U.S. and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either a PMA or a 510(k) clearance from the FDA with respect to each application for which we intend to market it. Either process can be lengthy and expensive. According to the FDA, the average 510(k) review period was 96 days in 2003, but reviews may take longer and approvals may be revoked if safety or effectiveness problems develop. The PMA process is much more costly, lengthy and uncertain. According to the FDA, the average PMA submission-to-decision period was 359 days in 2003; however, reviews may take much longer and completing a PMA application can require numerous clinical trials and require the filing of amendments over time. The result of these lengthy approval processes is that a new product, or a new application for an existing product, often cannot be brought to market for a number of years after being developed. If we fail to obtain or maintain necessary government approvals of our new products or new applications for any existing products on a timely and cost-effective basis, we will be unable to market the affected products for our intended applications.

If we obtain regulatory approval of our new products, the products will be subject to continuing review and extensive regulatory requirements, which could affect the manufacturing and marketing of our products.
      The FDA continues to review products even after they have received initial approval. If the FDA approves the BrainGatetm system, the NeuroPorttm device or our other products under development, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with quality systems regulations (“QSR”), adverse event reporting requirements and prohibitions on promoting a product for unapproved uses.

      We will also be required to obtain additional approvals in the event we significantly modify the design of an approved product or the product’s labeling or manufacturing process. Modifications of this type are common with new products, and we anticipate that the first generation of each of our products will undergo a number of changes, refinements and improvements over time. For example, the current configuration of the BrainGatetm system utilizes a connector which penetrates the skin, and we anticipate that we will need to obtain regulatory approval for a fully implantable device that can be powered and can transmit neural signals without penetrating the skin. If we are not able to obtain regulatory approval of modifications to our current and future products, the commercial success of these products could be limited.
      We and our third-party suppliers of product components are also subject to inspection and market surveillance by the FDA. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspensions of approvals, recalls of products, operating restrictions and criminal prosecutions, and could affect the manufacture and marketing of our products. The FDA could withdraw a previously approved product from the market upon receipt of newly discovered information, including a failure to comply with regulatory requirements, the occurrence of unanticipated problems with products following approval, or other reasons, which could adversely affect our operating results.

The markets for our proposed products that are currently under development are unproven and if they prove unsuccessful, we would be unable to sell our products and would not achieve significant revenues.
      Even if our products are successfully developed and approved by the FDA and corresponding foreign regulatory authorities, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

•	the need to create a market for our new products, the BrainGatetm system and the NeuroPorttm device, and possible limited market acceptance among physicians, medical centers, patients and third party payers;

•	the need for surgeons to develop or be trained in new surgical techniques to use our product effectively;

•	limitations on the number of patients who may have access to physicians and medical centers with adequate training, equipment and personnel to make use of our products;

•	the timing and amount of reimbursement for these products, if any, by third party payers;

•	the introduction by other companies of new treatments, products and technologies which compete with our products, and may reduce their market acceptance, or make them obsolete; and

•	the reluctance, due to ethical considerations, of physicians, patients and society as a whole to accept new medical devices that are implanted in the brain.
      The commercial success of the BrainGatetm system, the NeuroPorttm device and other neurotechnology products will require acceptance by neurosurgeons, neurologists and physical rehabilitation specialists, a limited number of whom significantly influence medical device selection and purchasing decisions. We may achieve our business objectives only if our products are accepted and recommended by leading physicians, which is likely to be based on a determination by these physicians that our products are safe, cost-effective and represent acceptable methods of treatment. We have developed relationships and have made arrangements to work with only a few physiatrists, neurologist and neurosurgeons and we cannot assure that these existing relationships and arrangements can be maintained or that new relationships will be established in support of our products. If neurosurgeons, neurologists and physiatrists do not consider our products to be adequate for the treatment of our target patient population or if a sufficient number of neurosurgeons, neurologists and physiatrists recommend and use competing products, it would seriously harm our business, financial condition and results of operations.

We may not be able to expand market acceptance of the use of our proposed neurotechnology products, which would severely harm our ability to achieve significant revenues.
      Market acceptance of our proposed products will depend on our ability to convince the medical community of their clinical efficacy and safety. Many physicians are still unfamiliar with neurotechnology and the products that have been developed using neurotechnology. Existing drugs and medical devices may be more attractive to patients or their physicians than our proposed products in terms of efficacy, cost or reimbursement availability. We cannot assure you that our proposed products will achieve expanded market acceptance. Failure of our proposed products to gain additional market acceptance would severely harm our business, financial condition and results of operations.

If future clinical studies or other articles are published, or physician associations or other organizations announce positions that are unfavorable to our proposed products, our sales efforts and revenues may be negatively affected.
      Future clinical studies or other articles regarding our proposed products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is more accurate or effective than our products or that our products are not as effective as we claim or previous clinical studies have concluded. Additionally, physician associations or other organizations that may be viewed as authoritative could endorse products or methods that compete with our proposed products or otherwise announce positions that are unfavorable to our proposed products. Any of these events may negatively affect our sales efforts and result in decreased revenues.

If patients choose less invasive or less expensive alternatives to our proposed products, sales could be negatively impacted.
      We intend to sell medical devices for invasive surgical procedures. Patient acceptance of our proposed products will depend on a number of factors, including device and associated procedure costs, the success or failure of less invasive therapies to help the patient, the degree of invasiveness involved in the procedures used to implant our products, the rate and severity of complications from the procedures used to implant our products and any adverse side effects caused by the implanting of our proposed products. There are less invasive means for disabled patients to control external devices that leverage intact muscles still under accurate control of the patient. Devices which utilize voice recognition, eye movement or switches activated by head motion can all be used to provide control of external devices. There is also ongoing research into the use of neural signals which can be detected on the surface of the scalp to provide a computer interface. If patients choose to use existing less invasive or less expensive alternatives to our proposed products, or if effective new alternatives are developed, our business would be materially adversely affected.

We will depend on third party reimbursement to our customers for market acceptance of our products. If third party payers fail to provide appropriate levels of reimbursement for purchase and use of our products, our profitability would be adversely affected.
      Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. The cost of the BrainGatetm system, as well as the cost of implanting the BrainGatetm system into a patient will be substantial. Without the financial support of the government or third party insurers, the market for our products will be limited. Medical products and devices incorporating new technologies are closely examined by government and private insurers to determine whether the products and devices will be covered by reimbursement, and if so, the level of reimbursement which may apply. We cannot be sure that third party payers will reimburse the sales of our products now under development, or enable us to sell them at profitable prices.
      The federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided and paid for in the U.S. In the future, it is possible that the government may institute price controls and further limits on Medicare and Medicaid spending. These controls and limits could affect the payments that we collect from sales of our products. Internationally, medical reimbursement systems vary significantly. Some medical centers have fixed budgets, regardless of levels of patient treatment, and other countries require application for, and approval of, government or third party reimbursement. Even if we succeed in bringing our new products to market, uncertainties regarding future health care policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices.
      Prior to approving coverage for new medical devices, most third party payers require evidence that the product has received FDA approval, is not experimental, and is medically necessary for the specific patient. Increasingly, third party payers require evidence that the devices being used are cost-effective. Our products may not meet these or future criteria, which could hurt our ability to market and sell these products.

Because certain competitors have significantly greater resources and new competitors may enter the neurotechnology market, it may be difficult for us to compete.
      The medical device market is highly competitive, is subject to rapid change and is significantly affected by new product introductions and other market activities of industry participants. Certain of our competitors have significantly greater product development capabilities and financial, scientific, marketing and human resources than we do. Additionally, other companies may succeed in developing products earlier than us, in obtaining authorizations from the FDA for such products earlier than us, or in developing products that are more effective than those proposed by us. There can be no assurance that research and development by others will not render our technology or proposed products obsolete, or result in treatments or cures superior to those being developed by us. It is expected that competition in this field will intensify.

Our future capital needs are uncertain. We will need to raise additional funds in the future and these funds may not be available on acceptable terms or at all.
      We believe that our current cash and cash equivalents are sufficient to meet projected operating requirements through at least December 2005 . However, we may seek additional funds from public and private stock or debt offerings, borrowings under credit lines or other sources prior to such time. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of products that we develop;

•	the costs required to develop new products;

•	the costs of conducting clinical trials and obtaining and maintaining FDA approval or clearance of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs associated with any expansion of operations;

•	the costs associated with capital expenditures; and

•	the number and timing of any business acquisitions or other strategic transactions.
      As a result of these factors, we will need to raise additional funds, and these funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

Organizations that provide grants for neurotechnology research and development activities may no longer be able to or may no longer decide to provide money in the form of grants or they may not be approached by us or our customers for funding. This may adversely affect research and development activities.
      We and our customers have raised money by obtaining grants from the federal government and other organizations to fund research and product development activities using our neurotechnology. The receipt of past grants is not a predictor that we or our customers will choose to or will be able to apply for and receive additional grants in the future. It may be the case that we no longer receive any income from organizations that provide grants, which may adversely affect our ability to fund ongoing research and product development activities. It may also be the case that our customers no longer receive any income from organizations that provide grants, which may adversely affect their ability to fund the purchase of our neurotechnology equipment and will not be able to perform research and development activities. This may adversely affect our sales.

In the past, we have received funding through research grants, such as Small Business Innovation Research (“SBIR”) grants. There is no assurance that we will continue to receive or qualify for research grants in the future, which could harm our ability to bring our proposed products to the marketplace.
      In the past, we have received SBIR grants to fund a portion of our research expenditures. In October 2004, we applied to the National Institutes of Health (“NIH”) for grant support to evolve the design of the BrainGatetm system. The NIH will notify us by September 2005 if the grant will be awarded. In the future, we plan to apply for additional research grants, but no assurance can be given that any such research grant application will be approved. If our grant applications are not approved, or if we receive less grant income than we have in the past, it may harm our ability to bring our proposed products to the marketplace.

Our success will depend on our ability to attract and retain key personnel and scientific staff. If we fail to attract and retain key personnel and scientific staff, we may be unable to succeed in the neurotechnology market.
      We believe future success will depend on our ability to manage our growth successfully, including attracting and retaining scientists, engineers and other highly skilled personnel. Our key employees are subject to confidentiality, trade secret and non-competition agreements, but may terminate their employment with us at any time. Hiring qualified management and technical personnel is difficult due to the limited number of qualified professionals. Competition for these types of employees is intense in the medical field. If we fail to attract and retain personnel, particularly management and technical personnel, we may not be able to continue to succeed in the neurotechnology market.

If we do not effectively manage our growth, our business resources may become strained and our results of operations may be adversely affected.
      We expect to increase our total headcount. This growth may provide challenges to our organization and may strain our management and operations. We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver proposed products in a timely manner and our results of operations may be adversely affected.

We are subject to potential product liability and other claims and we may not have the insurance or other resources to cover the costs of any successful claim.
      Defects in our products could subject us to potential product liability claims that our products are ineffective or caused some harm to our patients. Our product liability insurance may not be adequate to cover future claims. Product liability insurance is expensive and, in the future, may not be available on terms that are acceptable to us, if it is available to us at all. Plaintiffs may also advance other legal theories supporting their claims that our products or actions resulted in some harm. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and financial condition.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.
      We rely in part on patents, trade secrets and other proprietary technologies to remain competitive. We may not be able to obtain or maintain adequate U.S. patent protection for new products or ideas, or prevent the unauthorized disclosure of our technical knowledge or other trade secrets by our employees. Additionally, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Even if our intellectual property rights are adequately protected, litigation may be necessary to enforce them, which could result in substantial costs to us and substantial diversion of the attention of our management and key technical employees. If we are unable to adequately protect our intellectual property, our competitors could use our intellectual property to develop new products or enhance their existing products. This could harm our competitive position, decrease our market share or otherwise harm our business.

Other parties may sue us for infringing their intellectual property rights, or we may have to sue them to protect our intellectual property rights.
      There has been a substantial amount of litigation in the medical technology industry regarding patents and intellectual property rights. The neurotechnology market is characterized by extensive patent and other intellectual property rights, which can create greater potential in comparison to less-developed markets for possible allegations of infringement, particularly with respect to newly-developed technology. We may be forced to defend ourselves against allegations that we are infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we are not infringing the intellectual property rights of others or that these rights are invalid or unenforceable, or to protect our own intellectual property rights. Intellectual property litigation is expensive and complex and its outcome is difficult to predict. If we do not prevail in any litigation, in addition to any damages we might have to pay, we would be required to stop the infringing activity, obtain a license, or concede intellectual property rights. Any required license may not be available on acceptable terms, if at all. In addition, some licenses may be nonexclusive, and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products.

If we breach any of the agreements under which we license commercialization rights to technology from others, we could lose license rights that are critical to our business.
      We license rights to technology that are critical to our business and we expect to enter into additional licenses in the future. We are dependent upon such license rights to develop our proposed products. If we breach any agreement covering such rights and as a result loses license rights, we would be unable to successfully develop our proposed products.
Risks Related To Capital Structure

We may experience fluctuation of quarterly operating results which may cause our stock price to fluctuate.
      Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include: the success of our research and development efforts; our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations; the amount and timing of expenditures by our customers; the amount and timing of capital expenditures and other costs relating to the expansion of our operations; government regulation and legal developments regarding the use of our products; and general economic conditions. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions that could have a material adverse effect on our quarterly results. Due to all of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future quarter.

Our stock price is volatile and could decline in the future.
      The price of our common stock has fluctuated significantly and may significantly fluctuate in the future. The stock market, in general, and the market price for shares of medical device companies in particular, have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in the medical device and related industries have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	the results of preclinical studies and clinical trials by us, by our collaborators or by our competitors;

•	concern as to, or other evidence of, the safety or efficacy of our proposed products or our competitors’ products;

•	announcements of technological innovations or new products by us or our competitors;

•	press release of our technology of competitive technologies;

•	actual or potential media coverage;

•	U.S. and foreign governmental regulatory actions;

•	actual or anticipated changes in drug reimbursement policies;

•	developments with our collaborators, if any;

•	developments concerning our patent or other proprietary rights or our competitors (including litigation);

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	status of litigation;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	market conditions for medical device stocks in general; and

•	market conditions of securities traded on the OTC Bulletin Board.

There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.
      Although our common stock trades on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. The market price for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities in a future offering;

•	issued and outstanding shares of our common stock becoming eligible for resale pursuant to contractual registration requirements or pursuant to exemptions from registration becoming available following the passage of time;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of us and the medical device industry generally;

•	general economic and other national conditions; and

•	changes in interest rates.

The limited prior public market and trading market may cause volatility in the market price of our common stock.
      Our common stock is currently traded on a limited basis on the OTC Bulletin Board under the symbol “CYKN.” The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our common stock is considered a “penny stock” and may be difficult to sell.
      Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.
      Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

(ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our stock in the public marketplace could reduce the price of our common stock.
      From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of the Registrant that has satisfied a two-year holding period. In addition, we recently registered securities purchased in our November 2004 private placement on a Form SB-2. Any substantial sale of common stock pursuant to Rule 144 or pursuant to the resale prospectus may have an adverse effect on the market price of our securities by creating an excessive supply. We also intend to register the shares of common stock received by investors from the conversion of the Series A redeemable convertible preferred stock in conjunction with the Merger.

Certain of our stockholders hold a significant percentage of our outstanding voting securities, which may have the effect of delaying or preventing a change-in-control.
      Oxford Bioscience Partners and Global Life Science Ventures and their respective affiliates beneficially own, in the aggregate, over 50% of our outstanding voting securities. As a result, these stockholders possess significant influence, giving them the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Certain provisions of our Certificate of Incorporation and Delaware law and may make it more difficult for a third party to effect a change-in-control.
      Our Certificate of Incorporation authorizes the Board of Directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control.
      In addition, we are also subject to Section 203 of the Delaware General Corporation Law that, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our Certificate of Incorporation, as well as

Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change-in-control and prevent changes in our management, even if such things would be in the best interests of our stockholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.
      Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.
      Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. This requirement will first apply to our annual report for fiscal 2006. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We do not foresee paying cash dividends in the foreseeable future.
      We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future.
Special Note Regarding Forward-Looking Statements
      In addition to historical information, this 10-KSB contains statements relating to our future business and/or results. These statements include certain projections and business trends that are “forward-looking” within the meaning of the United States Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

•	our limited operating history;

•	our lack of profits from operations;

•	our ability to successfully develop and commercialize our proposed products;

•	a lengthy approval process and the uncertainty of FDA and other government regulatory requirements may have a material adverse effect on our ability to commercialize our products;

•	clinical trials may fail to demonstrate the safety and effectiveness of our products, which could have a material adverse effect on our ability to obtain government regulatory approval;

•	the degree and nature of our competition;

•	our ability to employ and retain qualified employees; and

•	the other factors referenced in this prospectus, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”
      These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or to the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. These forward-looking statements are made only as of the date of this 10-KSB. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this 10-KSB.

ITEM 7.	FINANCIAL STATEMENTS.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number

Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets as of December 31, 2004 and 2003	35
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002, and for the period May 2, 2001 (date of inception) to December 31, 2004	36
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period from May 2, 2001 (date of inception) to December 31, 2001 and years ended December 31, 2002, 2003 and 2004	37
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, and for the period May 2, 2001 (date of inception) to December 31, 2004	38
Notes to Consolidated Financial Statements	39

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cyberkinetics Neurotechnology Systems, Inc.
      We have audited the accompanying consolidated balance sheets of Cyberkinetics Neurotechnology Systems, Inc. (a development stage company) (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and the period from May 2, 2001 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyberkinetics Neurotechnology Systems, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 and for the period from May 2, 2001 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2005,
     except for Note 17,
     as to which the date is March 31, 2005

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Consolidated Balance Sheets

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$5,232,641	$5,067,594
Accounts receivable	339,831	188,930
Inventory	122,610	73,334
Prepaid expenses and other current assets	264,223	34,925

Total current assets	5,959,305	5,364,783
Property and equipment, net	549,927	399,894
Intangible assets, net	136,586	175,102
Deposits and other assets	16,258	19,760
Goodwill	94,027	94,027

Total assets	$6,756,103	$6,053,566

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$323,805	$158,322
Accrued expenses	633,476	539,428
Deferred revenue	60,432	60,432
Current portion of notes payable to related parties	101,316	—
Current portion of capital lease obligations	189,216	—

Total current liabilities	1,308,245	758,182
Notes payable to related parties, less current portion	—	131,923
Capital lease obligations, less current portion	365,528	—
Commitments-Note 9
Series A redeemable convertible preferred stock;
$0.0001 par value; 50,000,000 and 11,069,113 shares authorized in 2004 and 2003, respectively; no shares and 9,419,113 issued and outstanding in 2004 and 2003, respectively (at redemption value)	—	9,740,302
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 and 27,558,117 shares authorized in 2004 and 2003, respectively; 16,939,481 and 15,639,481 issued and outstanding at December 31, 2004,respectively and 5,344,180 issued and outstanding at December 31, 2003	16,939	5,344
Additional paid-in capital	17,835,622	524,594
Common stock in escrow, 1,300,000 shares	(13,000)	(13,000)
Deferred compensation	(85,445)	(137,734)
Deficit accumulated during development stage	(12,671,786)	(4,956,045)

Total stockholders’ equity (deficit)	5,082,330	(4,576,841)

Total liabilities and redeemable convertible preferred stock and stockholders’ equity (deficit)	$6,756,103	$6,053,566

The accompanying notes are an integral part of these consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Consolidated Statements of Operations

				Period from
				May 2, 2001
	Year Ended December 31,			(Inception) to
				December 31,
	2004	2003	2002	2004

Revenues:
Product sales	$652,875	$509,379	$234,249	$1,396,503
Grant income	883,794	774,622	296,744	1,955,160

Total revenues	1,536,669	1,284,001	530,993	3,351,663
Operating expenses:
Cost of product sales	262,984	258,801	116,758	638,543
Research and development	4,308,571	2,600,396	583,406	7,492,373
Sales and marketing	297,544	263,410	23,419	584,373
General and administrative	3,747,127	1,740,565	425,932	5,919,643

Total operating expenses	8,616,226	4,863,172	1,149,515	14,634,932

Operating loss	(7,079,557)	(3,579,171)	(618,522)	(11,283,269)
Other income (expense):
Interest income	39,621	66,611	31,860	138,092
Interest expense	(50,656)	(7,472)	(5,147)	(63,275)

Other income (expense), net	(11,035)	59,139	26,713	74,817
Net loss	(7,090,592)	(3,520,032)	(591,809)	(11,208,452)
Dividends and accretion to redemption value of redeemable convertible preferred stock	(625,149)	(657,196)	(180,989)	(1,463,334)

Net loss attributable to common stockholders	$(7,715,741)	$(4,177,228)	$(772,798)	$(12,671,786)

Basic and diluted net loss attributable to common stockholders per common share	$(1.16)	$(1.03)	$(0.28)	$(3.15)

Shares used in computing basic and diluted net loss attributable to common stockholders per common share	6,660,318	4,044,180	2,751,613	4,018,639

The accompanying notes are an integral part of these consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock
and Stockholders’ Equity (Deficit)

	Series A
	Redeemable Convertible
	Preferred Stock		Common Stock		Additional	Shares	Deferred		Total
					Paid-in-	Held in	Compen-	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Escrow	sation	Deficit	Deficit

Issuance of common stock to founders	—	$—	882,198	$882	$118	$—	$—	$—	$1,000
Issuance of common stock	—	—	1,050,000	1,050	(1,050)	—	—	—	—
Issuance of common stock held in escrow	—	—	1,300,000	1,300	11,700	(13,000)	—	—	—
Net loss	—	—	—	—	—	—	—	(6,019)	(6,019)

Balance at December 31, 2001	—	—	3,232,198	3,232	10,768	(13,000)	—	(6,019)	(5,019)
Issuance of Preferred Stock and Common Stock, net of issuance costs of $312,976	5,000,000	4,525,734	1,111,111	1,111	160,290	—	—	—	161,401
Issuance of Preferred Stock in exchange for promissory note	69,113	69,113	—	—	—	—	—	—	—
Accretion of fair value attributed to common issued to Series A Preferred Stockholders	—	9,394	—	—	—	—	—	(9,394)	(9,394)
Issuance of common stock in exchange for technology licenses	—	—	94,500	95	14,076	—	—	—	14,171
Issuance of common stock to employees	—	—	44,115	44	6,577	—	—	—	6,621
Issuance of common stock for acquisition	—	—	862,256	862	128,476	—	—	—	129,338
Warrants Issued to vendors	—	—	—	—	9,518	—	—	—	9,518
Accretion of Preferred Stock Issuance Costs	—	16,050	—	—	—	—	—	(16,050)	(16,050)
Accretion of Preferred Stock Dividends	—	155,545	—	—	—	—	—	(155,545)	(155,545)
Net loss	—		—	—	—	—	—	(591,809)	(591,809)

Balance at December 31, 2002	5,069,113	4,775,836	5,344,180	5,344	329,705	(13,000)	—	(778,817)	(456,768)
Issuance of common stock to founders	—	—	—	—	—	—	—	—	—
Issuance of Preferred Stock, net of issuance costs of $42,370	4,350,000	4,307,270	—	—	—	—	—	—	—
Stock-based compensation for consultants	—	—	—	—	9,658	—	—	—	9,658
Stock-based compensation for employees	—	—	—	—	174,725	—	(137,734)	—	36,991
Preferred Stock warrants issued in connection with lease agreement	—	—	—	—	10,506	—	—	—	10,506
Accretion of fair value attributed to common issued to Series A Preferred Stockholders	—	24,317	—	—	—	—	—	(24,317)	(24,317)
Accretion of Preferred Stock Issuance Costs	—	51,920	—	—	—	—	—	(51,920)	(51,920)
Accretion of Preferred Stock Dividends	—	580,959	—	—	—	—	—	(580,959)	(580,959)
Net loss	—	—	—	—	—	—	—	(3,520,032)	(3,520,032)

Balance at December 31, 2003	9,419,113	9,740,302	5,344,180	5,344	524,594	(13,000)	(137,734)	(4,956,045)	(4,576,841)
Conversion of Preferred Stock to Common Stock	(9,419,113)	(10,365,451)	9,419,113	9,419	10,356,032				10,365,451
Issuance of common stock, net of issuance costs of $421,675	—	—	2,000,000	2,000	5,576,325	—	—	—	5,578,325
Issuance of common stock from exercise of stock options	—	—	176,188	176	38,304	—	—	—	38,480
Stock-based compensation for consultants	—	—	—	—	1,350,602	—	—	—	1,350,602
Stock-based compensation for employees	—	—	—	—	(10,235)	—	52,289	—	42,054
Accretion of fair value attributed to common issued to Series A Preferred Stockholders	—	18,234	—	—	—	—	—	(18,234)	(18,234)
Accretion of Preferred Stock Issuance Costs	—	41,769	—	—	—	—	—	(41,769)	(41,769)
Accretion of Preferred Stock Dividends	—	565,146	—	—	—	—	—	(565,146)	(565,146)
Net loss	—	—	—	—	—	—	—	(7,090,592)	(7,090,592)

Balance at December 31, 2004	—	$—	16,939,481	$16,939	$17,835,622	$(13,000)	$(85,445)	$(12,671,786)	$5,082,330

The accompanying notes are an integral part of these consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Consolidated Statements of Cash Flows

				Period from
				May 2, 2001
	Year Ended December 31,			(Inception) to
				December 31,
	2004	2003	2002	2004

Operating activities
Net loss	$(7,090,592)	$(3,520,032)	$(591,809)	$(11,208,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228,035	124,160	32,331	384,526
Stock-based compensation	1,392,654	46,649	30,310	1,469,613
Non-cash interest on note payable	5,644	7,093	4,187	16,924
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(150,901)	(49,483)	(37,835)	(238,219)
Prepaid expenses and other current assets	(229,298)	(19,755)	(13,280)	(262,333)
Inventory	(49,276)	(13,854)	(32,341)	(95,471)
Deposits and other assets	3,502	(9,254)		(5,752)
Accounts payable	165,483	58,635	51,440	275,558
Accrued expenses	94,051	(4,064)	369,898	459,885
Deferred revenue	—	7,432	19,679	27,111

Net cash used in operating activities	(5,630,698)	(3,372,473)	(167,420)	(9,176,610)
Investing activities
Purchases of property and equipment	(339,554)	(449,418)	(13,202)	(802,174)
Net cash acquired in business combination	—	—	43,743	43,743

Net cash provided by (used in) investing activities	(339,554)	(449,418)	30,541	(758,431)
Financing activities
Proceeds from note payable	—	—	42,000	67,000
Net proceeds from capital lease line	698,378	—	—	698,378
Payments on capital lease line	(143,634)	—	—	(143,634)
Payments on note payable	—	(10,000)	(20,000)	(30,000)
Net proceeds from issuance of preferred stock	—	4,307,270	4,525,712	8,832,982
Proceeds from issuance of common stock	5,580,555	—	161,401	5,742,956

Net cash provided by financing activities	6,135,299	4,297,270	4,709,113	15,167,682
Net increase in cash and cash equivalents	165,047	475,379	4,572,234	5,232,641
Cash and cash equivalents at beginning of period	5,067,594	4,592,215	19,981	—

Cash and cash equivalents at end of period	$5,232,641	$5,067,594	$4,592,215	$5,232,641

Supplemental disclosure of noncash investing and financing activities
Accretion of preferred stock dividends and issuance costs	$606,915	$632,879	$171,595	$1,411,389

Accretion of fair value of common stock issued to Preferred Stockholders	$18,234	$24,317	$9,394	$51,945

Note payable exchanged for Series A Redeemable Convertible Preferred Stock	$—	$—	$69,113	$69,113

Preferred stock warrants issued in connection with lease agreement	$—	$10,506	$—	$10,506

Common Stock, warrants and options issued for acquisition	$—	$—	$133,892	$133,892

Common Stock issued in exchange for Notes Payable to related party	$36,250	$—	$—	$36,250

The accompanying notes are an integral part of these consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation
      Effective October 7, 2004, pursuant to an Agreement and Plan of Merger, dated July 23, 2004, by and among privately held Cyberkinetics, Inc., a Delaware corporation (“CKI”), Trafalgar Ventures Inc., a publicly-held Nevada corporation (“Trafalgar”), and Trafalgar Acquisition Corporation, a Nevada corporation and a wholly-owned subsidiary of Trafalgar (“Merger Sub”), Merger Sub merged with and into CKI with CKI as the survivor for accounting purposes (the “Merger”). Upon the consummation of the Merger, Trafalgar was renamed Cyberkinetics Neurotechnology Systems, Inc. (“Cyberkinetics” or the “Company”) and effected a reincorporation in the State of Delaware. The Merger was treated as a reverse merger of CKI. Accordingly, from an historical accounting perspective, the period from inception of the Company begins on May 2, 2001, the date of inception of CKI. The financial statements of the Company presented reflect the historical results of CKI prior to the Merger, and of the combined entities following the Merger, and do not include the historical financial results of Trafalgar prior to the consummation of the Merger. Stockholders’ equity has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital.
      The Company is a development stage medical device company focused on the development of advanced neurological products. Cyberkinetics intends to develop implantable medical devices and software for human use that will be designed to detect and interpret brain activity in real time. Cyberkinetics operates in one business segment, which is the development and marketing of advanced-stage neurological products. Since its inception on May 2, 2001, the Company has devoted its efforts principally to research and development, licensing of intellectual property, business development activities and raising capital. As a result, the Company is considered a development-stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company’s accumulated deficit for the period May 2, 2001 (date of inception) through December 31, 2004 was $12,672,000.
      The Company’s future capital requirements will depend upon many factors, including progress with marketing its technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in, obtaining regulatory approvals, competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.
      Management expects that the Company will continue to incur negative cash flows and net losses for the foreseeable future. Based upon management’s current plans, management believes that the Company’s existing capital resources, plus the proceeds of a $3 million debt financing that was completed on March 31, 2005 (see Note 17), will be sufficient to meet the Company’s operating expenses and capital requirements through at least December 2005. However, changes in management’s business strategy, technology development, marketing plans or other events affecting management’s operating plans and expenses, may result in the expenditure of existing cash before that time. If this occurs, the Company’s ability to meet its cash obligations as they become due and payable will depend on the Company’s ability to sell securities, borrow funds or some combination thereof. The Company may not be successful in raising necessary funds on acceptable terms, or at all. Having insufficient funds, the Company may be required to delay, scale back or eliminate some of its research and development activities or delay the launch of its product candidates.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of Cyberkinetics Neurotechnology Systems, Inc. (a development-stage company) and its wholly-owned subsidiaries, Cyberkinetics, Inc. and CYBK, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in accordance with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
      The Company considers short-term investments with original maturity dates of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market accounts.

Financial Instruments
      The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and debt, and are carried at cost, which approximates fair value due to the short-term nature of these instruments.

Concentrations of Credit Risk and Significant Customer Concentrations
      Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality financial institutions in the United States. With respect to trade accounts receivable, the Company extends thirty-day terms to its customers and does not require collateral. As of each reporting period, the Company periodically assesses the collectibility of its receivables and establishes reserves, as necessary, based on various considerations, including customer credit history, payment patterns and aging of accounts; once management determines an account receivable is not collectible, the account is written-off. The Company has not experienced significant collectibility problems to date.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)
      The Company currently operates in one business segment, that being the development and marketing of advanced-stage neurological products. In 2004 and 2003, 34% and 38%, respectively, of total product sales were made to customers residing outside of the United States. In 2003, international sales were divided approximately equally among Canada, Europe and Japan; in 2004, international product sales primarily emanated from Australia, Europe, and Japan. International customers pay the Company in U.S. dollars. Balances due from international customers at December 31, 2004 and 2003 were approximately $129,000 and $63,000, respectively. For the years ended December 31, 2004, 2003 and 2002, customers to whom sales exceeded 10% of each year’s respective total product sales were as follows:

Customer	2004	2003	2002

A	22%	14%	—
B	20	—	—
C	12	—	—
D	10	—	—
E	—	13	—
F	—	12	—
G	—	12	—
H	—	12	—
I	—	—	19%
J	—	—	19
K	—	—	21
L	—	—	25

Inventory
      Inventory is stated at the lower of cost or market, and is valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving or obsolete issues based on sales activity, both projected and historical. As of December 31, 2004 and 2003, there had been no reserves or write-downs recorded against inventory.

Property and Equipment
      Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method based on the respective asset’s estimated useful life. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

Goodwill and Intangible Assets
      The Company follows Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company reviews costs of purchased businesses in excess of net assets acquired (goodwill) and indefinite-lived intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. The Company performs the annual impairment test as of the first date of its fourth quarter. The Company uses a fair value approach to test goodwill for impairment and recognizes an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds fair value. Fair values are estimated using discounted cash flows. As of December 31, 2004 and 2003, there was no impairment of goodwill.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)

Impairment of Long-Lived Assets
      The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Under SFAS 144, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value. As of December 31, 2004 and 2003, there was no impairment of long-lived assets.

Revenue Recognition
      The Company recognizes revenue from product sales and research grants from the United States government through the Small Business Innovation Research (SBIR) Program. Product sales consist of sales of brain computer interface equipment to universities and research hospitals involved in neurological research.
      Product sales are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred and collection is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which occurs at the time of shipment. Terms for all customers are FOB shipping. The product operates without any custom configuration or installation. Product sales do not contain multiple elements. Following shipment, there are no customer acceptance requirements or installation obligations or continuing service requirements incumbent on the Company. Terms of product sales contain no contractual rights of return. In practice, the Company has not experienced or granted rights of return.
      The Company recognizes revenues from research grants as reimbursable, eligible costs are incurred. Eligible costs typically include direct labor costs, other direct costs as outlined in the grant, such as lab materials and supplies and consulting costs, and an overhead allocation as specifically defined by the grant. In accordance with Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records grant revenues on a gross basis as the Company is the primary obligor with respect to its research and development activities. The Company is subject to grant audits as required by the Department of Health and Human Services. Audits may result in adjustments to the amount of grant revenues recorded and funds received. Historically, the Company has not been required to make any adjustments to the amount of grant revenues recorded and funds received as a result of grant audits.

Cost of Product Sales
      Cost of product sales primarily consists of purchased components, production materials, direct labor and manufacturing overhead consisting primarily of depreciation of machinery and equipment, rent and utilities related to the Company’s manufacturing facility and indirect labor.

Research and Development Costs
      Costs incurred for research and development are expensed as incurred. Research and development expense primarily comprises salaries, salary-related expenses and costs of contractors, materials, amortization of intangible assets acquired from others (patents) and allocations of indirect costs related to research and development efforts.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)

Income Taxes
      The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation
      Awards under the Company’s stock option plans are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its employee stock options. Accordingly, no compensation expense is recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. The Company accounts for stock-based awards issued to nonemployees in accordance with the provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services(EITF 96-18), under which compensation expense is generally recognized over the vesting period of the award.
      The Company provides the disclosure requirements of SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148). If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value at grant dates as calculated in accordance with SFAS 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below:

	Year Ended December 31,

	2004	2003	2002

Net loss attributable to common stockholders as reported	$(7,715,741)	$(4,177,228)	$(772,798)
Add: Stock-based employee compensation expense included in reported net loss	42,054	36,991	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all employee awards	(73,222)	(44,035)	(1,032)

Pro forma net loss attributable to common stockholders	$(7,746,909)	$(4,184,272)	$(773,830)

Basic and diluted net loss per share as reported	$(1.16)	$(1.03)	$(0.28)
Pro forma basic and diluted net loss per share	$(1.16)	$(1.03)	$(0.28)

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)
      The weighted-average fair value of options granted during 2004 and 2003 were $1.37 and $0.12 per share, respectively. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The following assumptions were made for grants in 2004, 2003 and 2002:

	2004	2003	2002

Expected volatility	70%	70%	70%
Expected dividend yield	0%	0%	0%
Expected lives of options (in years)	5	5	5
Risk-free interest rate	2.33% - 3.94%	2.33% - 3.43%	3.33%
      The expected volatility factor was based on public small capitalization stocks with significant risk (scientific or otherwise), which tend to have a relatively high volatility. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting period, which generally is four years.
      The effects on pro forma net loss of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net loss for future years, due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.

Net Loss Per Share
      The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. The shares in escrow issued in connection with the Merger have been excluded from the calculation. See Note (4) below for an explanation of the shares held in escrow. The Company has excluded the impact of all convertible preferred stock, stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are antidilutive for all periods presented. The Company has given retroactive effect to the Merger for purposes of its computation of net loss per share for all periods presented.
      The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	At December 31,

	2004	2003	2002

Options	3,102,750	2,836,283	30,868
Warrants	861,619	101,619	81,619
Convertible Preferred Stock	—	9,419,113	5,069,113

Total	3,964,369	12,357,015	5,181,600

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)

Segment Reporting
      The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the development and commercialization of advanced-stage neurological products.

Recently Issued Accounting Standards
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151, a product of the FASB’s efforts to achieve short-term convergence with the International Accounting Standards Board (IASB), clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not believe the adoption of this standard will have a material impact on results of operations.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to adopt the provisions of SFAS 123R in its financial statements for the first quarter of 2006.
      SFAS 123R permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company has not yet determined which method of this statement it will adopt.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss attributable to common stockholders and net loss per share in the Stock-Based Compensation section above.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)

3.	Acquisition
      On August 13, 2002, the Company acquired certain tangible and intangible assets, and assumed certain liabilities and certain licensing agreements of Bionic Technologies, LLC (Bionic) in exchange for 862,256 shares of common stock, 33,189 common stock warrants and 30,868 common stock options of the Company. Bionic is a developer and manufacturer of neural recording, stimulation and signal processing equipment for neuroscience research. The Company continues to manufacture and market Bionic’s BIONIC® line of neural recording arrays and data acquisition systems to researchers on a limited basis.
      Goodwill resulted from the Company’s interest in purchasing the acquired intangible assets rather than developing similar technology in-house, or obtaining it through new licensing arrangements.
      The Company determined the fair market value of the Company’s common stock for purposes of valuing the acquisition. based on an evaluation of the net present value of the Company, deducting the proceeds from the initial sale of Series A Preferred Stock, and allocating the residual to the value of common shares. The Company used a discounted cash flow analysis as a basis for valuing the Company. The key assumptions considered in the analysis include the discount rate, forecasts of revenues, earnings and cash flows and terminal value assumptions. The fair market value of the Company’s common stock was determined to be $0.15 per share as of the date of the acquisition, resulting in a fair value of common stock issued of $129,338. The fair market values of the warrants and options issued, which aggregated $4,554, were determined using the Black-Scholes method based on their contractual lives (each five years), a risk-free interest rate of 3.33%, volatility of 70% and no expected dividends.
      The transaction was recorded as a purchase for accounting purposes pursuant to SFAS 141, Business Combinations. The Company’s consolidated financial statements include Bionic’s operating results from the date of the acquisition. The purchase price was allocated to the assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets allocated to goodwill, which is not deductible for tax purposes. The amounts assigned to each major asset and liability of Bionics as of the acquisition date was as follows:

Assets:
Cash	$43,743
Current assets (noncash)	130,619
Property and equipment	3,876
Patented technology	191,000
Research grant contracts	74,000
Goodwill	94,027

Total assets acquired	537,265
Liabilities:
Current liabilities	255,162
Debt	148,211

Total liabilities assumed	403,373

$133,892

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)

4.	Merger
      Effective October 7, 2004, pursuant to an Agreement and Plan of Merger, dated July 23, 2004, by and among privately held CKI, Trafalgar, and the Merger Sub, Merger Sub merged with and into CKI with CKI as the survivor for accounting purposes. Upon the consummation of the Merger, Trafalgar was renamed Cyberkinetics Neurotechnology Systems, Inc. and re-incorporated into the State of Delaware. The Merger was treated as a reverse merger of CKI. Accordingly, from a historical accounting perspective, the period from inception of the Company begins on May 2, 2001, the date of inception of CKI. The Company recorded the transaction as the issuance of stock for the net monetary assets of Trafalgar, accompanied by a recapitalization and consequently, no goodwill or intangible assets were recorded with respect to this transaction. All costs associated with the Merger were expensed as incurred. The financial statements of the Company presented reflect the historical results of CKI prior to the Merger, and of the combined entities following the Merger, and do not include the historical financial results of Trafalgar prior to the consummation of the Merger. Stockholders’ equity has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital.
      The following summarizes the structure of the Merger and matters completed in connection therewith:

1. At the effective time of the Merger, the controlling stockholders of Trafalgar cancelled 1,500,000 shares of Trafalgar’s stock held by them (the “Cancellation”) and Trafalgar amended its Articles of Incorporation to effectuate a 1-for-2.1142857 reverse stock split (the “Reverse Stock Split”), resulting in a total of 1,050,000 Trafalgar shares outstanding.

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

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)

7. The directors and officers of Trafalgar resigned and the directors and officers of CKI became the directors and officers of the Company.
      Upon completion of the Merger on October 7, 2004 and the conversion of the CKI redeemable convertible preferred stock to common stock on a one for one basis, there were approximately 13,639,000 shares of common stock outstanding.

5.	Inventory
      Inventory consists of the following at December 31:

	2004	2003

Finished goods	$110,580	$1,273
Work in process	12,030	72,061

Total	$122,610	$73,334

6.	Property and Equipment
      Property and equipment consist of the following at December 31:

	2004	2003	Useful Life

Computer equipment	$180,666	$123,122	3 years
Software	92,771	71,276	3 years
Furniture and fixtures	51,087	43,469	3 years
Machinery and equipment	481,516	69,420	3 years
Construction in progress	—	159,200	3 to 5 years

	806,040	466,487
Less accumulated depreciation	(256,113)	(66,593)

Property and equipment, net	$549,927	$399,894

      Depreciation expense, which includes amortization of assets under capital leases, was $189,520, $56,644, and $9,949 for years ended December 31, 2004, 2003 and 2002, respectively.

7.	Intangible Assets
      Patents and research grant contract intangibles, which were acquired as part of the Bionic acquisition, are being amortized on a straight-line basis over their respective useful lives. Pursuant to SFAS 142, goodwill is not amortized, but is evaluated annually for impairment.
      Intangible assets consist of the following at December 31:

	2004	2003	Useful Life

Patented technology	$191,000	$191,000	8 to 9 years
Research grant contracts	74,000	74,000	3 years

	265,000	265,000
Less accumulated amortization	(128,414)	(89,898)

Intangible assets, net	$136,586	$175,102

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2004, research grant contracts were fully amortized. Amortization expense was $38,516, $67,516, and $22,382 for the years ended December 31, 2004, 2003 and 2002, respectively.
      The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year ending December 31:
2005	$22,516
2006	22,516
2007	22,516
2008	22,516
2009	22,516
Thereafter	24,006

$136,586

8.	Accrued Expenses
      Accrued expenses consist of the following at December 31:

	2004	2003

Payroll and payroll-related	$80,677	$105,604
Accrued vacation	46,349	36,238
Accrued bonuses	174,660	175,000
Professional services	193,201	146,450
Accrued research and development expenses	44,502	—
Accrued general and administrative expenses	65,252	55,136
Other	28,835	21,000

	$633,476	$539,428

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)

9.	Commitments

Operating Leases
      The Company leases 6,169 square feet of office space in Foxborough, Massachusetts and 11,225 square feet of office and laboratory space in Salt Lake City, Utah used for manufacturing and research and development, pursuant to operating leases. The Foxborough lease, which expires in 2007, contains a renewal option by the Company for one three-year period. In January 2005, the Company renewed the lease on its facility in Salt Lake City, Utah. The Salt Lake City, Utah lease expires on November 30, 2009 and has an option to renew the lease at the end of the initial lease term for an additional five-year term. Total rent expense under operating leases was $277,425 and $201,864 for the years ended December 31, 2004 and 2003, respectively. Future minimum lease payments required under noncancellable operating leases at December 31, 2004, including the renewed Salt Lake City, Utah lease, are as follows:

Year ending December 31:
2005	$314,521
2006	317,591
2007	246,621
2008	192,500
2009	181,500

Total minimum lease commitments	$1,252,733

Capital Leases
      In October 2003, the Company entered into a loan and security agreement (the “Loan”) with a lender that allows for the Company to borrow up to $1,000,000 to finance the purchase of equipment, hardware, leasehold improvements and software. All borrowings under the Loan are collateralized by the assets financed. The lease term is for 42 months, with a $1.00 buyout option, and the monthly payments are equal to approximately 2.73% of the total equipment cost. A proposal fee of $10,000 was paid upon contract execution, $5,000 of which has been included in other current assets and will be credited as payments on future financings, and the remainder retained by the lender to cover administrative costs. In 2003, the $5,000 administrative cost was charged to general and administrative expense, and amounts of $1,294 and $2,197 were applied as payments against January and May 2004 amounts financed under the Loan. In connection with the Loan, the Company issued to the lender 20,000 warrants to purchase Series A Preferred Stock. At the closing of the Merger, such warrant converted to a warrant to purchase 20,000 shares of common stock. The warrants, valued at $10,506 under the Black-Scholes model, are exercisable at the option of the holder at $1.00 per share, and expire ten years from the date of issuance. The fair value is being charged to interest expense over the 42-month term of the Loan.
      At December 31, 2004, the Company had capitalized lease equipment totaling $686,302 with related accumulated amortization of $208,237. Such amounts are included in the respective classifications of property and equipment in Note 6. At December 31, 2003, there were no financings under the Loan. The Company paid interest under the Loan for the year ended December 31, 2004 of $39,093.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)
      Future minimum cash payments under the Loan at December 31, 2004 are as follows:

Year ending December 31:
2005	$231,613
2006	231,613
2007	164,690

627,916
Less amount representing interest	(73,172)

Present value of minimum future payments	554,744
Less current portion of capital leases	(189,216)

Long-term portion of capital leases	$365,528

10.	Income Taxes
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2004, 2003, and 2002, the Company has net operating loss carryforwards of approximately $9,113,608, $3,831,099 and $413,268 respectively, available to offset future federal and state taxable income to the extent permitted under the Internal Revenue Code (IRC), expiring in varying amounts through 2024. Under the IRC, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income.
      The Company has net deferred tax assets at December 31, 2004 and 2003 that consist of the following:

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$3,440,174	$1,460,068
Stock-based compensation	582,272	14,896
Research credits carryforwards	392,415	—
Other	222,846	141,211

Total deferred tax assets	4,637,707	1,616,175
Valuation allowance	(4,553,834)	(1,545,661)

Total deferred tax assets	83,873	70,514
Deferred tax liabilities:
Net intangible assets	(83,873)	(70,514)

Net deferred tax asset	$—	$—

      The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $2,988,173 due primarily to net operating loss carryforward, stock based compensation, and the increase in research and development credits.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)

11.	Series A Redeemable Convertible Preferred Stock
      On October 7, 2004, in conjunction with the Merger discussed in Note 4, the 9,419,113 shares of Series A Preferred Stock outstanding prior to the Merger were converted to shares of common stock on a one-for-one basis.
      On August 13, 2002, the Company sold 5,000,000 shares of Series A Convertible Redeemable Preferred Stock (Series A Preferred Stock), at $1.00 per share, for gross proceeds of $5,000,000. Issuance costs totaled $312,976, and, prior to the conversion of Series A Preferred Stock to common stock, were accreted on a straight-line basis to the carrying value of the Series A Preferred Stock over the period to its redemption date.
      In connection with the issue of the Series A Preferred Stock, the Company also issued 1,111,111 shares of common stock, at $0.0001 per share, to certain Series A Preferred Stock investors. The Company had attributed $4,525,601 and $161,401 of the total net proceeds received from the issuance to the Series A Preferred Stock and the common stock, respectively, based on their relative fair value. Prior to the conversion of Series A Preferred Stock to common stock, the fair value of the total proceeds attributed to the common stock was accreted, in the same manner as dividends, on a straight-line basis to the carrying value of the Series A Preferred Stock over the period to the stock’s earliest redemption date.
      In 2002, the Company issued 69,113 shares of Series A Preferred Stock upon the conversion of a note payable, plus all accrued and unpaid interest, at a conversion price of $1.00 per share.
      On June 30, 2003, the Company authorized an additional 1,969,113 shares and issued 4,350,000 shares of Series A Preferred Stock, at $1.00, for gross proceeds of $4,350,000. Issuance costs totaled $42,730, and, prior to the conversion of Series A Preferred Stock to common stock, were accreted on a straight-line basis to the carrying value of the Series A Preferred Stock over the period to the stock’s earliest redemption date.
      The rights and privileges of Series A Preferred Stock, if issued and outstanding, would be as follows:

Dividends
      From and after the date of issuance of each share of Series A Preferred Stock, dividends will accrue, but not compound, on each share, whether or not the funds are legally available therefore, and whether or not declared by the Board of Directors, at the rate of 8% per annum of the Series A Preferred Base Liquidation Price, initially $1.00 per share. The Series A Preferred Stock dividends would occur prior and in preference to any declaration or payment of any distribution with respect to the common stock. At December 31, 2004 and 2003, cumulative dividends accrued were nil and $736,505, respectively. Series A Preferred Stock would not participate in any dividends declared on the common stock.

Voting
      Holders of Series A Preferred Stock would be entitled to the right to vote for each share of common stock into which the Series A Preferred Stock could then be converted as of the record date for determining stockholders entitled to vote on such matter.

Liquidation
      In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Series A Preferred Stock would carry a liquidation preference of $1.00 per share, subject to adjustment for certain dilutive events, plus all dividends accrued and/or declared but unpaid on such shares at the time of dilution. The holders of Series A Preferred Stock will be paid out of the Company’s assets

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)
available for distribution to its stockholders before any payments can be made to common stockholders. The holders of Series A Preferred Stock are also entitled to share in any remaining available funds on a pro-rata basis with the holders of common stock.

Conversion
      Each share of Series A Preferred Stock will be convertible at any time at the option of the holder, subject to a conversion ratio. The conversion ratio is subject to adjustment for certain dilutive and antidilutive events. The Series A Preferred Stock would be automatically convertible to common stock upon the request of at least two-thirds of the then-outstanding shares of Series A Preferred Stock, at the then-effective Series A Conversion Price.

Redemption
      Unless the Series A Preferred Stock has been converted into common stock, or a qualified public offering has occurred on or prior to December 31, 2008 (or, for any other reason, no shares of Series A Preferred Stock are outstanding on such date), the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock may require the Company to redeem all, but not less than all, of the then-issued and outstanding shares of Series A Preferred Stock in three equal annual installments, beginning on March 1, 2009, by giving written notice to the Company. The Company will not be obligated to redeem any holder’s shares of Series A Preferred Stock if, on or prior to the applicable redemption date, such holder elects to convert such shares of Series A Preferred Stock into common stock. If the (i) Company has insufficient funds available for the redemption of the Series A Preferred Stock, (ii) redemption will result in the bankruptcy or insolvency of the Company or (iii) redemption will cause the Company to cease to be able to continue as a going concern, the Series A Preferred Stockholders will be entitled to share ratably in any funds available for the redemption of such shares, based on the amount each holder is entitled to, and the Company shall redeem the remaining shares as soon as practicable after the funds become available.

12.	Stockholders’ Equity
      Common shares reserved for future issuance at December 31, 2004 consist of the following:

Stock options	3,539,630
Warrants	861,619

Total common shares reserved	4,401,249

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

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)
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

13.	Stock Option Plans

2002 Equity Incentive Plan
      On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Equity Incentive Plan (the 2002 Equity Plan). The 2002 Equity Plan provides for the granting of up to 1,833,333 shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for officers, directors, employees, consultants and advisers. On April 30, 2004, Cyberkinetics’ Board of Directors and its stockholders amended the 2002 Equity Plan to increase the total number of shares available from 1,833,333 to 2,533,333. At December 31, 2004, a total of 2,471,215 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Equity Plan.
      Pursuant to the 2002 Equity Plan, the Board of Directors (or committees designated by the Board) may grant incentive and nonqualified stock options, restricted stock and other stock awards to the Company’s employees, directors and consultants. The options can be exercisable at various dates, as determined by the Company’s Board of Directors, and will expire no more than ten years from the date of grant. Options granted under the 2002 Equity Plan are restricted as to transfer. For holders of more than 10% of the Company’s voting stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant, with an expiration date not to exceed five years. Options granted generally vest at a rate of 25% on the last of the month in which the first anniversary of the grant occurs and 6.25% of the shares at the end of each successive three-month period.

2002 Founders’ Option Plan
      On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Founders’ Option Plan (the 2002 Founders’ Plan). All options granted on or after October 15, 2004, the date the Company’s common stock began trading publicly, are valued using the closing sales price for the Company’s common stock as of the date of the grant. The 2002 Founders’ Plan provides for the granting of up to 1,430,915 shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for certain key employees and stockholders. On June 20, 2003, the Company’s Board of Directors and its stockholders amended the 2002 Founders’ Plan to reduce the total number of shares available from 1,430,915 to 1,230,915. At December 31, 2004, a total of 1,068,415 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Founders’ Plan.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)
      A summary of option activity for all plans for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	2,836,283	$0.07	30,868	$0.30	—	$—
Granted	592,075	$1.37	2,808,415	$0.07	30,868	$0.30
Exercised	(176,188)	$0.22	—	—	—	$—
Forfeited	(149,420)	$0.13	(3,000)	$0.10	—	$—

Outstanding at end of year	3,102,750	$0.32	2,836,283	$0.07	30,868	$0.30

Exercisable at end of year	1,140,694	$0.07	446,009	$0.11	8,408	$0.30

Available for grant at end of year	436,880		179,535		3,233,380

      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Yrs.)	Price	Exercisable	Price

$0.01	900,000	8.06	$0.01	393,750	$0.01
$0.10	1,779,340	8.79	$0.10	720,584	$0.10
$0.30	23,235	8.11	$0.30	23,235	$0.30
$0.50	262,175	9.34	$0.50	3,125	$0.50
$4.50 - $4.89	138,000	9.84	$4.75	—	—

	3,102,750			1,140,694

Stock-Based Compensation
      During 2002, 48,430 common stock warrants were issued to Brown University Research Foundation out of the 2002 Equity Plan. See Note 14 for additional information regarding these warrants.
      During 2003, all stock options were granted to employees at exercise prices deemed to be less than the fair value of the underlying common stock for accounting purposes. Aggregate deferred compensation of $174,725 was recorded in connection with the grants, which is being amortized as compensation expense on a straight-line basis generally over four years, resulting in compensation expense for the years ended December 31, 2004 and 2003 of $42,054 and $36,991 respectively.
      During 2003, stock options to purchase common stock were issued to consultants at exercise prices less than the fair value of the underlying common stock, with performance-based vesting. These options have been recorded at fair value using the Black-Scholes option-pricing model assumptions. These options are subject to variable plan accounting and are re-measured at each reporting period. This resulted compensation expense for the years ended December 31, 2004 and 2003 of $1,350,602 and $9,658, respectively.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)

14.	Licensing Arrangements
      In August 2002 (see Note 11), the Company issued warrants to purchase 48,430 fully paid and nonassessable warrants for shares of common stock to Brown University Research Foundation (“BURF”), at a price of $0.10 per share, as partial consideration for an exclusive, royalty-bearing license, including the right to grant sublicenses, of Brown University’s and MIT’s collaborative licensed technology pertaining to neural signal decoding. These warrants expire in July 2007. Also in consideration, the Company issued 43,600 and 10,900 shares of common stock to BURF and to MIT, respectively. In addition, the Company will pay BURF royalties equal to 3% of the first $50,000,000 of aggregate net sales, and 1.5% of net sales over $50,000,000. The Company paid a fee of $50,000 upon execution, which was charged to research and development expense, and will commence paying $50,000 each year in maintenance fees beginning on the third anniversary date. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the date on which the last valid claim of infringement by the manufacture, use or sales of the licensed product would cease to be a valid claim. After such lapse, no further royalty payment will be due in each respective country, and the Company will hold a fully paid-up, perpetual, exclusive, irrevocable, royalty-free license. For the years ended December 31, 2004 and 2003, the Company has made no payments under this license agreement. The Company has the right to terminate the license agreement with BURF and MIT at any time by giving written notice. Termination will not release either party from any obligations that have matured by the effective termination date, and certain obligations survive the termination, including royalty payments on net sales of licensed products, as defined.
      The common stock issued to BURF and MIT was recorded using a fair value of $0.15 per share. In accordance with guidance in APB 29, Accounting for Non-Monetary Transactions (APB 29), the Company determined that using the market value of the common stock on the date the shares were issued was a better measure of the value of the transaction rather than using the value of the license agreement, which was not as readily determinable. The aggregate fair value of the common stock issued to BURF and MIT was $8,175, and was expensed to research and development in 2002. The warrants vest upon the occurrence of four certain vesting events, none of which have occurred as of December 31, 2004. In accordance with FAS 123, as amended by FAS 148, and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company has determined that the measurement date is the date at which vesting occurs. A significant disincentive for nonperformance does not exist and thus there is no performance commitment. A “vesting event” occurs when the Company elects to exercise its option to acquire an exclusive license to an Additional Invention, as defined in the license agreement, and such additional license is licensed to the Company in accordance with the license agreement. The warrant will vest 25% for the first vesting event, 25% for the second vesting event, 25% for the third vesting event, and 25% for the fourth vesting event. Based on this vesting schedule, the amount of shares that will eventually vest, if any, is uncertain at the time of grant. In accordance with guidance noted above, the Company will use the lowest aggregate amount within a range of potential values for measurement and recognition purposes. Such amount is currently zero. The Company performs a quarterly evaluation of whether Additional Inventions exist that it may be interested in acquiring an exclusive license. If strong evidence exists that the Company will elect to acquire an exclusive license to an Additional Invention, the Company will determine the fair value of the first 25% of the warrants, or more as appropriate, using the Black-Shares option-pricing model. The Company will record the fair value of the warrants to research and development expense when the warrants vest.
      In August 2002, the Company entered into an agreement with Emory University (“Emory”) for an exclusive, sublicenseable, royalty-bearing license for Emory’s technology pertaining to the control of external devices by nervous system signals. The Company paid fees of $40,000 related to the license, and issued 40,000 shares of common stock in partial consideration. The Company agreed to pay a 3% royalty

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)
on the first $17 million in annual net licensed product sales, and 1% on net sales exceeding $17 million within the same year. These annual royalties payable may be reduced by 50% of royalties payable to third parties by the Company or its affiliates or sublicensees on the same net sales, provided that no less than 1% of net sales is paid to Emory in any given year. The royalties will terminate at the later of either the expiration of the last valid claim upon the patents or the tenth year anniversary of the Company’s first commercial shipment. Additionally, the Company is obligated to make milestone payments to Emory of $25,000 and $50,000 upon the occurrence of U.S. Investigational Device Exemption (“IDE”) approval and U.S. 510(k) approval, respectively. Commencing upon the fourth anniversary of the agreement’s effective date, the Company will make annual minimum royalty payments of $75,000 to Emory. These minimum royalties may net against the running royalties payable in the same period. The 40,000 shares of common stock issued was recorded using a fair value of $0.15 per share. In accordance with APB 29, the Company determined that using the market value of the common stock on the date the shares were issued was a better measure of the value of the transaction rather than using the value of the license agreement which was not as readily determinable. The aggregate fair value of the common stock issued to Emory was $6,000, and was expensed to research and development in 2002. The $30,000 reimbursement and $10,000 execution fees were charged to research and development expense in 2002. The $25,000 milestone payment for U.S. IDE approval was charged to research and development in 2004.
      In January 2003, the Company issued warrants to purchase 33,189 shares of common stock to the University of Utah Research Foundation (“UURF”), for an exercise price of $0.015 per share, in partial consideration for an exclusive, royalty-bearing license, including right to grant sublicenses for UURF’s proprietary technology pertaining to neural signal amplification and electrode arrays. These warrants expire in August 2007. The fair value of the warrants were determined using the Black-Scholes method based on contractual lives of the warrants of five years, a risk-free interest rate of 3.33%, volatility of 70% and no expected dividends. The market value of the common stock used in this fair value calculation was $0.15 per share. The fair value of the warrants was determined to be $4,554. The warrants were fully exercisable upon execution of the agreement and accordingly, the full fair value of $4,554 was recorded immediately to research and development expense. In addition to the warrants, the Company will also pay UURF royalties equal to 2.5% of net sales of licensed products. The Company will also pay UURF royalties equal to 40% of gross consideration, as defined in the license agreement, received from sublicensees through December 31, 2003, 30% through December 31, 2005 and 25% thereafter. The Company has paid $3,000 to UURF in each of the years ended December 31, 2004 and 2003, respectively. The Company has the right to terminate the license agreement at any time by giving written notice. Termination will not release either party from any obligation or liability accrued prior to the effective termination date. The Company will also be required to pay royalties to UURF on any licensed products held at termination, which are disposed of within 90 days of the effective termination date.

15.	Related Party Transactions
      In connection with the acquisition of Bionic Technologies, LLC (“Bionic”) in 2002, the Company assumed three notes payable to two parties. The first note, in the amount of $59,157, was issued to Bionic’s founder, president and Chief Executive Officer (“CEO”). On April 30, 2004, the Company accepted the resignation of Bionic’s CEO. In exchange for a release of claims outlined in his agreement of resignation, the individual exercised his rights to (i) pay the exercise price of $0.10 per share for 112,500 vested shares under the Founders’ Option grant through the cancellation of $11,250 of the promissory note amount due him by the Company and (ii) pay the exercise price of $0.50 per share for 50,000 vested shares under an Additional Founder’s Option grant through the cancellation of $25,000 of the promissory note amount due him by the Company. There was $31,868 and $66,019 in principal and accrued interest outstanding on this note at December 31, 2004 and 2003, respectively. The second note, also issued to

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements — (Continued)
Bionic’s CEO in the amount of $30,000, was paid in full as of February 2003. The third note, in the amount of $59,054, was issued to a holder of membership units of Bionic. There was $69,447 and $65,904 in principal and accrued interest outstanding on the notes at December 31, 2004 and 2003, respectively.
      During 2004 and 2003, the Company recognized product sales of $144,249 and $69,125 to Brown University, respectively. The Company’s Chief Scientific Officer, who is also a member of the Company’s Board of Directors, is a professor and the Chairman of the Neuroscience Department at Brown University. Amounts due from Brown University at December 31, 2004 and 2003 totaled $119,775 and $3,000, respectively.
      The Company recognized product sales of $14,500 and $15,422 to the University of Chicago in 2004 and 2003, respectively. A member of the Company’s Board of Directors is an assistant professor at the University of Chicago. Amounts due from the University of Chicago at December 31, 2004 and 2003 totaled $5,525 and $6,031, respectively.

16.	Employee Benefit Plan
      The Company sponsors a defined contribution 401(k) benefit plan for all employees over the age of 21. Employees may elect to defer up to 15% of their annual compensation, up to the statutory limits. The Company matches the contributions of employees at 50% of the first 4% of their contributions. The Company made contributions to the plan of $42,872 and $24,067 during 2004 and 2003, respectively.

17.	Subsequent Event

Line-of-Credit Agreement
      On March 31, 2005, the Company entered into a one year revolving line-of-credit agreement (the “Line” or “Agreement”) for up to $3.0 million with a financial institution. Borrowings under the Line are available in amounts and at the time of the Company’s discretion. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Company agrees not to sell, transfer or otherwise dispose of its intellectual property rights outside the ordinary course of business, except with the prior consent of the financial institution. The Line provides for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions; the Agreement also contains certain acceleration clauses. Borrowings under the line bear interest at prime rate plus 3 percent. Interest is payable monthly and the principal is due on March 30, 2006. The Company also will issue to the financial institution a ten-year warrant to purchase 71,429 shares of common stock at an exercise price of $2.10 per share. The fair value of the warrants as of the grant date will be determined using the Black-Scholes model and will be expensed as additional interest expense over the twelve month term of the Line.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
      (a) On October 6, 2004, following approval from our Board of Directors, we terminated Morgan and Company (“Morgan”) as our independent auditor. Morgan audited Trafalgar’s financial statements for the fiscal years ended April 30, 2004, 2003 and 2002.*
      Morgan’s reports on Trafalgar’s financial statements for the fiscal years ended April 30, 2004, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion and were not qualified as audit scope or accounting principles. The reports of Morgan for the fiscal years ended April 30, 2004, 2003 and 2002 were qualified reports in that adverse financial conditions identified by the accountants raised substantial doubt about Trafalgar’s ability to continue as a going-concern. During the two most recent fiscal years ended April 30, 2004 and 2003, and in the subsequent interim periods through the date of the 8-K filed October 8, 2004, (i) there were no disagreements between Trafalgar and Morgan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Morgan, would have caused Morgan to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as defined in Item 304(a)(1)(iv) of Regulation S-B of the Securities Exchange Act of 1934, as amended (the “Act”). The decision to replace Morgan was not the result of any disagreement between Morgan and Trafalgar on any matter of accounting principle or practice, financial statement disclosure or audit procedure. The Board of Directors deemed it in our best interests to change independent auditors following the closing of the Merger with Cyberkinetics.
      We furnished Morgan with a copy of the 8-K prior to filing with the Securities and Exchange Commission (the “SEC”). We also requested that Morgan furnish a letter addressed to the SEC stating whether it agreed with the statements made in the 8-K. A copy of Morgan’s letter to the SEC was filed with the 8-K as Exhibit 16.1.
      (b) On October 6, 2004, our Board of Directors approved the appointment of Ernst & Young LLP, as our new independent registered public accounting firm. Ernst & Young LLP has audited the financial statements of Cyberkinetics, Inc. since the year ended December 31, 2002.

ITEM 8A.	CONTROLS AND PROCEDURES.
      (a) Evaluation of disclosure controls and procedures. As of December 31, 2004, an evaluation was carried out under the supervision and with the participation our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
      (b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*	We changed our fiscal year end from April 30 to December 31 upon closing of the Merger with Cyberkinetics.

ITEM 8B.	OTHER INFORMATION.
      Not applicable.
PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS.
      The information required by this Item is set forth under the captions “Proposal No. 1 — Election of Directors — Information Concerning the Nominees” and “— Directors and Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 10.	EXECUTIVE COMPENSATION.
      The information required by this Item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
      The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as set forth in full.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by this Item is set forth under the caption “Certain Transactions” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 13.	EXHIBITS LIST AND REPORTS ON FORM 8-K.
      (a) Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Trafalgar Ventures Inc., Cyberkinetics, Inc., Trafalgar Acquisition Corporation and Robert Gorden Smith, dated July 23, 2004 (incorporated by reference to Current Report on Form 8-K filed July 27, 2004).
2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Trafalgar Ventures Inc., Cyberkinetics, Inc., Trafalgar Acquisition Corporation and Robert Gorden Smith, dated October 7, 2004 (incorporated by reference to Current Report on Form 8-K filed October 8, 2004).
3.1	Certificate of Incorporation (incorporated by reference to Current Report on Form 8-K filed October 8, 2004).
3.2	Bylaws (incorporated by reference to Current Report on Form 8-K filed October 8, 2004)
4.1	Form of Warrant, issued November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).
4.2	Common Stock Registration Rights Agreement, dated November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).
4.3	Warrant Shares Registration Rights Agreement, dated November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).
4.4	Warrant issued to University of Utah Research Foundation, dated August 13, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

Exhibit
Number	Description of Exhibit

4.5	Warrant issued to Brown University Research Foundation, dated August 13, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).
4.6	Warrant issued to General Electric Capital Corporation, dated December 8, 2003 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004)
4.7	Registration Rights Agreement, dated October 7, 2004 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).
10.1	Employment Agreement with Timothy R. Surgenor, dated November 3, 2004 (incorporated by reference to Current Report on Form 8-K filed November 8, 2004).
10.2	Securities Purchase Agreement, dated November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).
10.3	License Agreement between Bionic Technologies, Inc. and University of Utah Research Foundation, dated August 1, 1996 and amended as of October 15, 1997, November 10, 1999 and February 7, 2002 (incorporated by reference to Form SB-2 filed December 3, 2004).
10.4	Consulting Agreement between Cyberkinetics, Inc. and John Donoghue, dated July 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004)
10.5	License Agreement among Brown University Research Foundation, Massachusetts Institute of Technology and Cyberkinetics, Inc. dated August 13, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).
10.6*	Exclusive License Agreement between Emory University and Cyberkinetics, Inc., dated August 28, 2002 (incorporated by reference to Form SB-2 filed on December 3, 2004).
10.7	Lease Agreement between Cyberkinetics, Inc. and 100 & 200 Foxborough Boulevard Realty Trust, dated May 9, 2003 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).
10.8	Master Lease Agreement between Cyberkinetics, Inc. and General Electric Capital Corporation, dated November 18, 2003 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).
10.9	Clinical Study Agreement, dated December 22, 2003, by and among Cyberkinetics, Inc., Jon Mukand, M.D., Ph.D. and Sargent Rehabilitation Center (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).
10.10	Second Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).
10.11	Second Amended and Restated Founders’ Option Plan (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).
10.12	Clinical Study Agreement, dated May 10, 2004, by and among Cyberkinetics, Inc., Rhode Island Hospital and Gerhard Friehs, M.D. (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).
10.13	Form of Lock-Up Agreement with certain shareholders, dated October 7, 2004 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).
14.1	Code of Ethics.
16.1	Letter from Morgan & Company regarding change in independent accountants dated October 7, 2004 (incorporated by reference to Current Report on Form 8-K filed October 8, 2004).
21.1	Subsidiaries of the Registrant (incorporated by reference to Form SB-2 filed December 3, 2004).
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President of Finance pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Vice President of Finance pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment was approved by the staff of the Securities and Exchange Commission for certain portions of these agreements.
      (b) Current Reports on Form 8-K
           Current Report filed October 8, 2004 reporting Items 2.01, 4.01, 5.01, 5.02, 5.03 and 9.01
           Current Report filed October 13, 2004 reporting Items 8.01 and 9.01
           Current Report filed November 5, 2004 reporting Items 1.01, 3.02 and 9.01
           Current Report filed November 8, 2004 reporting Items 1.01, 5.02 and 9.01

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      The information required by this Item is set forth under the caption “Independent Accountant Fees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

SIGNATURES
      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.

By:	/s/ Timothy R. Surgenor

Timothy R. Surgenor
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 31, 2005

By:	/s/ Kimi E. Iguchi

Kimi E. Iguchi
Vice President, Finance
(Principal Financial and Accounting Officer)
Date: March 31, 2005
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Timothy R. Surgenor and Kimi E. Iguchi, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.
      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy R. Surgenor Timothy R. Surgenor	President, Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2005

/s/ John P. Donoghue John P. Donoghue, Ph.D.	Chief Scientific Officer, Director	March 31, 2005

Signature	Title	Date

/s/ Kimi E. Iguchi Kimi E. Iguchi	Vice President, Finance (Principal Financial and Accounting Officer)	March 31, 2005

/s/ Mark P. Carthy Mark P. Carthy	Director	March 31, 2005

/s/ George N. Hatsopoulos George N. Hatsopoulos, Ph.D.	Director	March 31, 2005

/s/ Nicholas G. Hatsopoulos Nicholas G. Hatsopoulos, Ph.D.	Director	March 31, 2005

Philip W. Morgan	Director

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	March 31, 2005

Daniel E. Geffken	Director