Form 10QSB
period 2005-03-31
Cyberkinetics Neurotechnology Systems, Inc.
filed 2005-05-13
CIK 1180253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     As of May 11, 2005, the Registrant had 15,760,553 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10-QSB INDEX

Page
Number
Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (Unaudited)	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	12
Item 3. Controls and Procedures	19
Part II — Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities	19
Item 3. Defaults upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	20
Item 6. Exhibits	20
Signatures	21
EX-10.1 Amendment No. 1 to Lease Agreement between Cyberkinetics, Inc. and 100/200 Foxborough Boulevard Realty Trust, dated May 10, 2005
EX-10.2 Form of Incentive Stock Option Agreement
EX-10.3 Form of Non-Incentive Stock Option Agreement
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	March 31,	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$3,728,812	$5,232,641
Accounts receivable	148,154	339,831
Inventory	85,855	122,610
Prepaid expenses and other current assets	426,017	264,223

Total current assets	4,388,838	5,959,305

Property and equipment, net	585,413	549,927
Intangible assets, net	130,958	136,586
Deposits and other assets	31,507	16,258
Goodwill	94,027	94,027

Total assets	$5,230,743	$6,756,103

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable	$260,194	$323,805
Accrued expenses	962,146	633,476
Deferred revenue	—	60,432
Current portion of notes payable to related parties	102,545	101,316
Current portion of capital lease obligations	193,500	189,216

Total current liabilities	1,518,385	1,308,245

Capital lease obligations, less current portion	315,516	365,528
Commitments – Note 7

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized, 16,981,176 issued and 15,681,176 outstanding at March 31, 2005 and 16,939,481 issued and 15,639,481 outstanding at December 31, 2004	16,981	16,939
Additional paid-in capital	19,490,501	17,835,622
Common stock in escrow, 1,300,000 shares	(13,000)	(13,000)
Deferred stock-based compensation	(1,178,481)	(85,445)
Deficit accumulated during development stage	(14,919,159)	(12,671,786)

Total stockholders’ equity	3,396,842	5,082,330

Total liabilities and stockholders’ equity	$5,230,743	$6,756,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

			Period from
			May 2, 2001
	Three Months Ended		(inception) to
	March 31,	March 31,	March 31,
	2005	2004	2005
Revenues:
Product sales	$249,492	$128,682	$1,645,995
Grant income	171,798	189,163	2,126,958

Total revenues	421,290	317,845	3,772,953

Operating Expenses:
Cost of product sales	44,656	82,230	683,199
Research and development	1,453,623	629,830	8,945,996
Sales and marketing	82,492	71,107	666,865
General and administrative	1,087,030	642,572	7,006,673

Total operating expenses	2,667,801	1,425,739	17,302,733

Operating loss	(2,246,511)	(1,107,894)	(13,529,780)

Other income (expense):
Interest income	15,331	13,045	153,423
Interest expense	(16,193)	(6,647)	(79,468)

Other income (expense), net	(862)	6,398	73,955

Net loss	(2,247,373)	(1,101,496)	(13,455,825)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(208,383)	(1,463,334)

Net loss attributable to common stockholders	$(2,247,373)	$(1,309,879)	$(14,919,159)

Basic and diluted net loss attributable to common stockholders per common share	$(0.14)	$(0.32)	$(3.14)

Shares used in computing basic and diluted net loss attributable to common stockholders per common share	15,669,077	4,045,066	4,752,396

The accompanying notes are an integral part of these condensed consolidated financial statements

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			May 2, 2001
	Three Months Ended		to
	March 31,	March 31,	March 31,
	2005	2004	2005
Operating activities
Net loss	$(2,247,373)	$(1,101,496)	$(13,455,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,938	33,179	447,464
Stock-based compensation	394,787	63,846	1,864,400
Non-cash interest on note payable	1,229	1,773	18,903
Non-cash issuance of stock to consultant	10,000	—	10,000
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	191,677	36,959	(46,542)
Prepaid expenses and other current assets	(5,396)	(5,870)	(267,729)
Inventory	36,755	29,755	(58,716)
Deposits and other assets	(15,249)	—	(21,751)
Accounts payable	(63,611)	(35,662)	211,947
Accrued expenses	328,670	(177,562)	788,555
Deferred revenue	(60,432)	—	(33,321)

Net cash used in operating activities	(1,366,005)	(1,155,078)	(10,542,615)

Investment activities
Purchase of property and equipment	(92,797)	(210,499)	(894,971)
Net cash acquired in business combination	—	—	43,743

Net cash used in investing activities	(92,797)	(210,499)	(851,228)

Financing activities
Proceeds from note payable	—	—	67,000
Net proceeds from capital lease line	—	258,869	698,378
Payments on capital lease line	(45,728)	(17,774)	(189,364)
Payments on note payable	—	—	(30,000)
Net proceeds from issuance of preferred stock	—	—	8,832,982
Proceeds from issuance of common stock	701	187	5,743,659

Net cash provided by (used in) financing activities	(45,027)	241,282	15,122,655

Net increase (decrease) in cash and cash equivalents	(1,503,829)	(1,124,295)	3,728,812
Cash and cash equivalents at beginning of period	5,232,641	5,067,594	—

Cash and cash equivalents at end of period	$3,728,812	$3,943,299	$3,728,812

Supplemental disclosure of non-cash investing activities
Accretion of preferred stock dividends and issuance costs	—	$$202,305	$1,411,389

Accretion of fair value of common stock issued to Preferred Stockholders	—	$6,078	$51,945

Note payable exchanged for Series A Redeemable Convertible Preferred Stock	—	—	$69,113

Preferred stock warrants issued in connection with lease agreement	—	—	$10,506

Common stock, warrants and options issued for acquisitions	—	—	$133,892

Common stock, warrants and options issued in exchange for Notes Payable to related party	—	—	$36,250

Common stock warrants issued in connection with line-of-credit agreement	$156,398	—	$156,398

The accompanying notes are an integral part of these condensed consolidated financial statements

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company is a development stage medical device company focused on the development of advanced neurological products. Cyberkinetics intends to develop implantable medical devices and software for human use that will be designed to detect and interpret brain activity in real time. Cyberkinetics operates in one business segment, which is the development and marketing of advanced-stage neurological products. Since its inception on May 2, 2001, the Company has devoted its efforts principally to research and development, licensing of intellectual property, business development activities and raising capital. As a result, the Company is considered a development-stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company’s accumulated deficit for the period May 2, 2001 (date of inception) through March 31, 2005 was $14,919,159.

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

Management expects that the Company will continue to incur negative cash flows and net losses for the foreseeable future. Based upon management’s current plans, management believes that the Company’s existing capital resources, plus the proceeds of the $3.0 million debt financing that was completed on March 31, 2005 (see Note 10), will be sufficient to meet the Company’s operating expenses and capital requirements through at least December 2005. However, changes in management’s business strategy, technology development, marketing plans or other events affecting management’s operating plans and expenses, may result in the expenditure of existing cash before that time. If this occurs, the Company’s ability to meet its cash obligations as they become due and payable will depend on the Company’s ability to sell securities, borrow funds or some combination thereof. The Company may not be successful in raising necessary funds on acceptable terms, or at all. Having insufficient funds, the Company may be required to delay, scale back or eliminate some of its research and development activities or delay the launch of its product candidates.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the fiscal year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.

In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

2. Stock-Based Compensation

Awards under the Company’s stock option plans are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its employee stock options. Accordingly, no compensation expense is recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. The Company accounts for stock-based awards issued to non-employees in accordance with the provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), under which compensation expense is generally recognized over the vesting period of the award.

The Company provides the disclosure requirements of SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148). If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value at grant dates as calculated in accordance with SFAS 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below:

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders as reported	$(2,247,373)	$(1,309,879)
Add: Stock-based employee compensation expense included in reported net loss	124,355	11,180
Deduct: Stock-based employee compensation expense determined under fair value- based method for all employee awards	(187,068)	(14,841)

Pro forma net loss attributable to common stockholders	$(2,310,086)	$(1,313,540)

Basic and diluted net loss per share as reported	$(0.14)	$(0.32)
Pro forma basic and diluted net loss per share	$(0.15)	$(0.32)

The effects on pro forma net loss of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net loss for future years, due to such factors as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.

3. Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock upon the exercise of warrants. The shares in escrow issued in connection with the Merger have been excluded from the calculation. See Note (4) below for an explanation of the shares held in escrow. The Company has excluded the impact of all convertible preferred stock, stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are antidilutive for all periods presented. The Company has given retroactive effect to the Merger for purposes of its computation of net loss per share for all periods presented. During the three months ended March 31, 2005, the Company issued 41,695 shares of common stock in conjunction with the exercise of stock options and warrants and common stock issued in connection with a consulting agreement.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Net Loss Per Share (continued)

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	As of
	March 31,	March 31,
	2005	2004
Options	3,413,150	2,939,408
Warrants	899,859	101,619
Convertible Preferred Stock	—	9,419,113

Total	4,313,009	12,460,140

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

5. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2005	2004
Finished goods	$71,419	$110,580
Work in process	14,436	12,030

Total	$85,855	$122,610

6. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2005	2004	Useful Life
Computer equipment	$184,811	$180,666	3 years
Software	92,771	92,771	3 years
Furniture and fixtures	51,087	51,087	3 years
Machinery and equipment	524,170	481,516	3 to 5 years
Construction in progress	45,998	—	3 to 5 years

	898,837	806,040
Less accumulated depreciation	(313,424)	(256,113)

Property and equipment, net	$585,413	$549,927

Depreciation expense, which includes amortization of assets under capital leases, was $57,311 and $22,751 for the three months ended March 31, 2005 and March 31, 2004, respectively.

7. Commitments

Operating Leases

The Company leases office space in Foxborough, Massachusetts and office and laboratory space in Salt Lake City, Utah used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on May 31, 2007 and has an option to renew the lease at the end of the initial term for an additional three-year term. The Salt Lake City, Utah lease expires on November 30, 2009 and has an option to renew the lease at the end of the initial lease term for an additional five-year term . The future minimum lease payments required under noncancellable operating leases were as follows as of March 31, 2005:

Year ending December 31:
2005	$236,790
2006	317,591
2007	246,621
2008	192,500
2009	181,500

Total minimum lease commitments	$1,175,002

8. Preferred Stock

As of March 31, 2005 and December 31, 2004, the Company had 50,000,000 shares of preferred stock authorized and no shares issued and outstanding.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

9. Related Party Transactions

In connection with the acquisition of Bionic Technologies, LLC (“Bionic”) in 2002, the Company assumed three notes payable to two parties. The first note, in the amount of $59,157, was issued to Bionic’s founder, president and Chief Executive Officer (“CEO”). On April 30, 2004, the Company accepted the resignation of Bionic’s CEO. In exchange for a release of claims outlined in his agreement of resignation, the individual exercised his rights to (i) pay the exercise price of $0.10 per share for 112,500 vested shares under the Founders’ Option grant through the cancellation of $11,250 of the promissory note amount due him by the Company and (ii) pay the exercise price of $0.50 per share for 50,000 vested shares under an Additional Founder’s Option grant through the cancellation of $25,000 of the promissory note amount due him by the Company. There was $32,212 and $31,868 in principal and accrued interest outstanding on this note at March 31, 2005 and December 31, 2004, respectively. The second note, also issued to Bionic’s CEO in the amount of $30,000, was paid in full as of February 2003. The third note, in the amount of $59,054, was issued to a holder of membership units of Bionic. There was $70,333 and $69,447 in principal and accrued interest outstanding on this note at March 31, 2005 and December 31, 2004, respectively.

During the three months ended March 31, 2005 and March 31, 2004, respectively, the Company recognized product sales of $4,013 and $11,785 to Brown University, respectively. The Company’s Chief Scientific Officer, who is also a member of the Company’s Board of Directors, is a professor and the Chairman of the Neuroscience Department at Brown University. Amounts due from Brown University at March 31, 2005 and December 31, 2004 totaled $4,040 and $119,775, respectively.

The Company recognized product sales of $4,000 and $3,000 to the University of Chicago during the three months ended March 31, 2005 and March 31, 2004, respectively. A member of the Company’s Board of Directors is an assistant professor at the University of Chicago. Amounts due from the University of Chicago at March 31, 2005 and December 31, 2004 totaled $0 and $5,525, respectively.

10. Line-of-Credit Agreement

On March 31, 2005, the Company entered into a one year revolving line-of-credit agreement (the “Line” or “Agreement”) for up to $3.0 million with a financial institution. Borrowings under the Line are available in amounts and at the time of the Company’s discretion. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Company agrees not to sell, transfer or otherwise dispose of its intellectual property rights outside the ordinary course of business, except with the prior consent of the financial institution. The Line provides for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions; the Agreement also contains certain acceleration clauses. Borrowings under the Line bear interest at prime rate plus 3 percent. Interest is payable monthly and the principal is due on March 30, 2006. In connection with the Line, the Company issued to the financial institution a ten-year warrant to purchase 71,429 shares of common stock. The warrants, valued at $156,398 under the Black-Scholes model, are exercisable at the option of the holder at $2.10 per share. The fair value of the warrant is being charged to interest expense over the twelve-month term of the Line.

On May 4, 2005, the Company drew down $3.0 million under the Line at an interest rate of 9.0% per annum.

Cyberkinetics Neurotechnology Systems, Inc.
(A Development-Stage Company)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

The following discussion of consolidated financial condition and results of operations of the company should be read in conjunction with the unaudited financial statements and the related notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These statements are subject to known and unknown risks and uncertainties that may cause actual future experience and results to differ materially from the statements made. Forward-looking statements include, but are not limited to, statements concerning our future expectations, plans, prospects and future operating results as well as projections of cash and marketable securities and sufficiency of funding for capital expenditures. Actual results may differ materially from those indicated by these forward-looking statements as a result of various factors including risks related to: our access to additional capital; our ability to obtain additional funding to support our business activities; our dependence on third parties for development, manufacture, marketing, sales and distribution of our products; our development of products; our ability to obtain and maintain patent protection for our discoveries and products; and our limited operating history; as well as those risks more fully discussed in the “risk factors” section of the Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005. In addition, any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this release.

Overview

          Cyberkinetics. We are a clinical development medical device company focused on the development of neurotechnology products that record, monitor and analyze brain electrical activity, and further allow such complex signals from the brain, to be interpreted by computer equipment. We intend to develop implantable medical devices and software and hardware for human use that will be designed to detect and interpret brain activity in real time. Our lead product candidate, the BrainGate™ system, is intended to allow quadriplegic people to control computers using the technology identified above, has received IDE approval and is undergoing pilot clinical evaluation. Another product, the NeuroPort™ device, is intended to allow post-operative recording and monitoring of brain electrical activity, for use during neurological procedures where the cortex of the brain is exposed via a craniotomy in order to allow short term monitoring of the brain’s activity. In March 2005, we obtained 510(k) clearances for the NeuroPort™ device. We anticipate a limited market introduction of the Neuroport™ device early in 2006, after completing necessary manufacturing upgrades during the remainder of 2005.

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

          We have a limited history of operations and, through March 31, 2005, we have generated limited revenues from products obtained in our acquisition of Bionic. However, the long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the BrainGate™ system. We have also generated revenue from grant income, but we do not currently expect such revenues to be significant in the future.

          We have been unprofitable since Cyberkinetics’ inception in May 2001 and we expect to incur substantial additional operating losses for at least the foreseeable future as we continue to expand our product development activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of our future operating results. We have incurred substantial net losses since inception. As of March 31, 2005, our accumulated deficit was $14,919,159. We expect to incur substantial and increasing losses for the next several years as we:

•	Continue to develop the BrainGate™ system and the NeuroPort™ device;

•	continue to enroll new patients in our clinical study(ies);

•	develop and commercialize our product candidates, if any, that receive regulatory approval;

•	continue and expand our research and development programs including the next generation set of BrainGate™ software and a totally implantable BrainGate™ sensor;

•	acquire or in-license products, technologies or businesses that are complementary to our own; and

•	increase our general and administrative expenses related to operating as a public company.

          We have financed our operations and internal growth since inception primarily through private placements of equity and debt securities, as well as through revenue from product sales and sponsored research. On March 31, 2005, we entered into a revolving line-of-credit agreement (the “Line”) for up to $3.0 million with a financial institution. On May 4, 2005, we drew down $3.0 million on the Line. All borrowings will be collateralized by our assets, excluding intellectual property. The Line provides for a negative pledge on the intellectual property with exceptions permitting licensing, partnerships or joint ventures. Borrowings under the line bear interest at prime rate plus 3 percent. Interest is payable monthly and the principal is due on March 30, 2006.

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

          Research and Development. Our research and development activities have been primarily focused on the development and pilot clinical trial of the BrainGate™ system. Since Cyberkinetics’ inception in 2001 and through March 31, 2005, we have incurred research and development costs of approximately $8,946,000. Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, non-cash stock compensation expense for non-employees, costs associated with the clinical trials of our product candidates, facility costs, supplies and materials, costs for consultants and related contract research and depreciation. We charge all research and development expenses to operations as they are incurred.

          In the future, the rate of spending on the BrainGate™ system is likely to increase as additional clinical trials are performed. In addition, we are working to develop a fully implantable version of the BrainGate™ system. The initial version of the BrainGate™ system is not expected to be commercially launched for at least three to five years, if at all. A fully implantable version is in the early stages of development, will take longer to develop and is expected to be launched after the initial version of the BrainGate™ system. While we cannot estimate with any certainty the time required for commercial approval of the BrainGate™ system, we estimate that we will need to raise substantial additional capital in order to reach breakeven from the sales of advanced neurological products.

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

Three Months Ended March 31, 2005 and 2004

Revenues

          Product Sales and Gross Margin. Product sales increased $120,000 to $249,000 for the three months ended March 31, 2005 from $129,000 for the three months ended March 31, 2004. The 94% increase in sales was attributable to a 43% increase in unit selling prices and an overall increase in the number of units sold of 51%. The gross margin on product sales was approximately 82% and 36% for the three months ended March 31, 2005 and 2004, respectively. The increase in gross margin is a result of the increases in the selling prices per unit coupled with a shift in product mix as well as the recognition of $60,000 of revenue during the quarter which had previously been deferred. The associated costs of such product sale were not deferred and as such were recognized at the time the sale was made in 2003. Our business focus since inception in May 2001 has been the development of our advanced neurological products, such as the BrainGate™ system. We expect that our sales from the BIONIC® products will continue to be limited and, therefore, are likely to continue to fluctuate in the future.

          Grants. Revenue from Small Business Innovative Research (“SBIR”) grants decreased $17,000 to $172,000 for the three months ended March 31, 2005 from $189,000 for the three months ended March 31, 2004. The decrease in grant income is due to availability of research and development staff to work on grant-related activities as well as the completion of certain contracts. We did not submit any SBIR grant applications during the quarter ended March 31, 2005. Additionally, there are uncertainties concerning the future availability of these types of grants to public companies. We will continue, however, to evaluate available grants in the future.

Expenses

          Research and Development. Research and development expenses increased $824,000 to $1,454,000 for the three months ended March 31, 2005 from $630,000 for the three months ended March 31, 2004. The increase was partly attributable to an increase in non-cash stock compensation expense of $387,000. Non-cash stock compensation expense can fluctuate substantially from quarter to quarter based on the market value of our common stock and the number of options outstanding at the end of each quarter. Additionally, compensation and travel expense increased $239,000 for existing staff and the hiring of additional research and development staff. The remaining $198,000 is primarily comprised of increased costs associated with our on-going pilot clinical trial of the BrainGate™ system, which began in 2004, expansion of our other research and development programs, including the development of new software and an implantable sensor, and additional depreciation expense related to new equipment.

          Sales and Marketing. Sales and marketing expenses increased $11,000 to $ 82,000 for the three months ended March 31, 2005, from $71,000 for the three months ended March 31, 2004. The increase is the result of an increase in compensation and increased travel related to additional sales efforts.

          General and Administrative. General and administrative expenses increased $444,000 to $1,087,000 for the three months ended March 31, 2005 from $643,000 for the three months ended March 31, 2004. The increase was mainly attributable to higher compensation and travel expense of $138,000 from the expansion of the management team and an increase in legal, accounting and other public company costs of approximately $280,000.

Other Income and Expenses

          Other Income (Expense), Net. Interest income increased $2,000 to $15,000 for the three months ended March 31, 2005 from $13,000 for the three months ended March 31, 2004. The increase in interest income is primarily the result of higher yields on cash invested. Interest expense increased $9,000 to $16,000 for the three months ended March 31, 2005 from $7,000 for the three months ended March 31, 2004. The increase is related to borrowings for equipment purchases under an equipment loan and security agreement with a lender.

Net Loss

          Net Loss. Net loss increased $1,146,000 to $2,247,000 for the three months ended March 31, 2005 from a net loss of $1,101,000 for the three months ended March 31, 2004. The increase is largely a result of operating expenses associated with expanding the management team, operating as a public company, advances in our clinical trial of BrainGate™ and the expansion of our research and development projects. Net loss per common share decreased $0.18 per share to $0.14 per share for the three months ended March 31, 2005 from $0.32 for the three months ended March 31, 2004. The decrease in net loss per share is due to an increase in the net loss offset by an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased 11,624,000 to 15,669,000 at March 31, 2005 from 4,045,000 at March 31, 2004 due to the conversion of 9,419,000 shares of Series A Redeemable Convertible Preferred Stock in connection with the Merger and 2,000,000 shares issued in connection with a private placement completed in November 2004.

Liquidity and Capital Resources

     We have financed operations and internal growth since inception primarily through private placements of equity and debt securities, as well as through revenue from product sales and sponsored research. We received net proceeds of $14,573,000 from the private placement of equity securities through March 31, 2005. We also raised an additional $698,000 through March 31, 2005 under a capital lease line. As of March 31, 2005, we had $3,729,000 of cash and cash equivalents on hand.

     Net cash used in operating activities was $1,366,000 for the three months ended March 31, 2005. The primary use of cash was to fund our operations. The net loss for the three months ended March 31, 2005 was $2,247,000. Included in this loss were non-cash expenses totaling $469,000 primarily consisting of stock-based compensation expense of $395,000 and depreciation and amortization expense of $63,000. The use of cash for operations included costs related to the expansion of our management team, legal, audit and other fees, including investor relations, related to operating as a public company, and costs related to our clinical and research and development efforts. The net cash used in operating activities included an overall increase in the changes in operating assets and liabilities of $412,000. This increase was primarily comprised of a decrease of $192,000 in accounts receivable resulting from our collection efforts during the quarter and an increase of $329,000 in accrued expenses due primarily to the timing of payments on outstanding liabilities, partially offset by changes in other operating assets and liabilities. Since we are a developing business, our prior operating costs are not representative of our expected on-going costs. As we continue to develop our advanced stage neurological products such as the BrainGatetm system and prepare for the launch of the NeuroPorttm device, we expect our monthly cash operating expenses in 2005 to increase.

     Net cash used in investing activities was $93,000 for the three months ended March 31, 2005. We used cash to purchase equipment to be used primarily for research and development activities.

     Net cash used in financing activities was $45,000 for the three months ended March 31, 2005. We used approximately $46,000 to make payments under the capital lease line. We received approximately $1,000 for the issuance of common stock, upon the exercise of options and warrants.

     On March 31, 2005, we entered into a one-year revolving line-of-credit agreement (the “Line” or “Agreement”) for up to $3.0 million with a financial institution (the “Lender”). Borrowings under the Line are available in amounts and at the time of our discretion. Borrowings are collateralized by our assets, excluding intellectual property. We agreed not to sell, transfer or otherwise dispose of our intellectual property rights outside the ordinary course of business, except with the prior consent of the financial institution. The Line provides for customary conditions to our ability to borrow, as well as customary covenants and default provisions; the Agreement also contains certain acceleration clauses. Borrowings under the line bear interest at prime rate plus 3 percent. Interest is payable monthly and the principal is due on March 30, 2006. We also issued a ten-year warrant to purchase 71,429 shares of common stock at an exercise price of $2.10 per share to the Lender. On May 4, 2005, we drew down the $3.0 million line-of-credit.

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

Off-Balance Sheet Arrangements

As of March 31, 2005, we have no off-balance sheet arrangements.

Contractual Obligations

     Below is a table setting forth contractual obligations (including interest payments as applicable) as of March 31, 2005, which also includes the $3.0 million draw down on the line-of-credit that occurred on May 4, 2005:

		2006	2008
	Remainder	through	through	After
	of 2005	2007	2009	2009	Total
Operating Leases	$237,000	$564,000	$374,000	$—	$1,175,000
Loans from Related Parties	101,000	—	—	—	101,000
Capital Lease Obligations	174,000	396,000	—	—	570,000
Line-of-Credit Obligations	155,000	3,090,000			3,245,000
Minimum Royalties	—	150,000	150,000	225,000	525,000

Total	$667,000	$4,200,000	$524,000	$225,000	$5,616,000

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

     We have continued to market our BIONIC® line of research products and continue to expect revenues from sales of equipment. However, this revenue is not predictable and will fluctuate from period-to-period. There can be no assurance that we will continue to receive grant revenue and we currently expect that grant revenue will decline significantly. Future grant research contracts are dependent on applications by us to various governmental agencies and are based on a competitive award process. We have not submitted any SBIR grant applications during the three months ended March 31, 2005. Additionally, there are uncertainties concerning the future availability of these types of grants to public companies. Therefore, we are not anticipating any new SBIR grant income after March 31, 2005. We will continue to evaluate all types of grants in the future. The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the BrainGate(TM) system.

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

     Stock-Based Compensation. Awards under our stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued to Employees (APB 25), and related interpretations in accounting for our employee stock options. Accordingly, no compensation expense is recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. We have adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, Accounting For Stock-Based Compensation (SFAS 123), which is based on the fair-value method of measuring stock-based compensation. We account for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (EITF 96-18). To the extent that the fair value of our common stock increases, we will incur additional compensation expense associated with non-employee options.

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

     The Company has not yet determined which method of this statement we will adopt.

     As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss attributable to common stockholders and net loss per share in Note 3 to our condensed consolidated financial statements.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Vice President, Finance have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The Company’s Chief Executive Officer and Vice President, Finance have further concluded that, as of the end of such period, the Company’s controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s Chief Executive Officer and Vice President, Finance, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information is furnished in connection with securities sold by the Company during the period covered by this Form 10-Q which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). On January 10, 2005, the Company issued 33,189 shares of its common stock for an aggregate of $501.00 pursuant to the exercise of a warrant, dated January 1, 2003, issued to the University of Utah Research Foundation. On March 30, 2005, the Company issued (i) to an accredited investor 8,306 shares of its common stock as a three-month retainer for management and investor relations consulting services and (ii) 200 shares of its common stock for an aggregate of $20.00 to an employee upon the exercise of stock options granted pursuant to the Company’s 2002 Equity Incentive Plan. On March 30, 2005, the Board of Directors approved the issuance, pursuant to the Company’s 2002 Equity Incentive Plan, of an aggregate of 43,377 shares of Common Stock to employees of the Company, representing an aggregate dollar value of $97,598. The issuance of stock bonus awards to executive officers were previously disclosed on a Form 8-K filed on April 12, 2005. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with the Company, to information about us. The shares were issued in reliance on Section 4(2) of the Securities Act, and/or Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On May 10, 2005, we entered into an amendment to our lease with 100/200 Foxborough Boulevard Realty Trust increasing our space by approximately 1,600 square feet and annual rent of approximately $123,380 to $147,611.

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

Date: May 13, 2005

By:	/s/ Kimi E. Iguchi
Kimi E. Iguchi
Vice President, Finance (Principal Financial and Accounting Officer)

Date: May 13, 2005

EXHIBIT INDEX

10.1	Amendment No. 1 to Lease Agreement between Cyberkinetics, Inc. and 100/200 Foxborough Boulevard Realty Trust, dated May 10, 2005

10.2	Form of Incentive Stock Option Agreement

10.3	Form of Non-Incentive Stock Option Agreement

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.