Form 10QSB
period 2005-06-30
Cyberkinetics Neurotechnology Systems, Inc.
filed 2005-08-12
CIK 1180253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission File Number: 000-50505

CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4287300 (I.R.S. Employer Identification Number)

100 Foxborough Blvd Ste 240, Foxborough , MA (Address of principal executive offices)	02035 (Zip Code)
(508) 549-9981
(Issuer’s telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     As of August 9, 2005, the Registrant had 15,778,161 shares of Common Stock outstanding.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10-QSB INDEX

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	June 30,	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$4,463,931	$5,232,641
Accounts receivable	79,764	339,831
Inventory	72,903	122,610
Prepaid expenses and other current assets	315,834	264,223

Total current assets	4,932,432	5,959,305

Property and equipment, net	676,962	549,927
Intangible assets, net	125,329	136,586
Deposits and other assets	30,756	16,258
Goodwill	94,027	94,027

Total assets	$5,859,506	$6,756,103

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$151,341	$323,805
Accrued expenses	701,962	633,476
Deferred revenue	—	60,432
Current portion of notes payable to related parties	103,774	101,316
Current portion of capital lease obligations	197,882	189,216
Line of credit	3,000,000	—

Total current liabilities	4,154,959	1,308,245

Capital lease obligations, less current portion	264,372	365,528
Commitments and Contingencies – Note 7

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized, 17,078,161 issued and 15,778,161 outstanding at June 30, 2005 and 16,939,481 issued and 15,639,481 outstanding at December 31, 2004	17,078	16,939
Additional paid-in capital	19,797,134	17,835,622
Common stock in escrow, 1,300,000 shares	(13,000)	(13,000)
Deferred stock-based compensation	(1,027,825)	(85,445)
Accumulated deficit	(17,333,212)	(12,671,786)

Total stockholders’ equity	1,440,175	5,082,330

Total liabilities and stockholders’ equity	$5,859,506	$6,756,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$127,175	$132,710	$376,667	$261,392
Grant income	39,125	255,434	210,923	444,597

Total revenues	166,300	388,144	587,590	705,989

Operating expenses:
Cost of product sales	32,013	50,895	76,669	133,125
Research and development	1,383,982	742,961	2,837,605	1,372,791
Sales and marketing	85,691	72,661	168,183	143,768
General and administrative	989,740	1,050,657	2,076,770	1,693,229

Total operating expenses	2,491,426	1,917,174	5,159,227	3,342,913

Operating loss	(2,325,126)	(1,529,030)	(4,571,637)	(2,636,924)
Other income (expense):
Interest income	17,950	8,940	33,281	21,985
Interest expense	(106,877)	(12,740)	(123,070)	(19,387)

Other (expense) income, net	(88,927)	(3,800)	(89,789)	2,598

Net loss	(2,414,053)	(1,532,830)	(4,661,426)	(2,634,326)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(208,383)	—	(416,766)

Net loss attributable to common stockholders	$(2,414,053)	$(1,741,213)	$(4,661,426)	$(3,051,092)

Basic and diluted net loss attributable to common stockholders per common share	$(0.15)	$(0.42)	$(0.30)	$(0.74)

Shares used in computing basic and diluted net loss attributable to common stockholders per common share	15,718,368	4,159,588	15,694,064	4,102,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Operating activities
Net loss	$(4,661,426)	$(2,634,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,946	92,336
Stock-based compensation	777,853	103,073
Non-cash interest on notes and line of credit	41,557	3,546
Non-cash issuance of stock to consultant	84,001	—

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	260,067	(74,687)
Prepaid expenses and other current assets	65,684	(94,071)
Inventory	49,707	(14,582)
Deposits and other assets	(14,498)	2,001
Accounts payable	(172,464)	97,526
Accrued expenses	68,486	(167,279)
Deferred revenue	(60,432)	—

Net cash used in operating activities	(3,426,519)	(2,686,463)

Investment activities
Purchases of property and equipment	(250,722)	(302,357)

Net cash used in investing activities	(250,722)	(302,357)

Financing activities
Net proceeds from line of credit	3,000,000	—
Payments on capital lease line	(92,490)	(55,195)
Net proceeds from capital lease line	—	698,378
Proceeds from the exercise of stock options and warrants	1,021	938

Net cash provided by financing activities	2,908,531	644,121

Net decrease in cash and cash equivalents	(768,710)	(2,344,699)
Cash and cash equivalents at beginning of period	5,232,641	5,067,594

Cash and cash equivalents at end of period	$4,463,931	$2,722,895

Supplemental disclosure of non-cash activities

Accretion of preferred stock dividends and issuance costs	—	$404,610

Accretion of fair value of common stock issued to Preferred Stockholders	—	$12,156

Cancellation of promissory note to related party through the issuance of common stock	—	$36,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of Business and Basis of Presentation
Effective October 7, 2004, pursuant to an Agreement and Plan of Merger, dated July 23, 2004, by and among privately held Cyberkinetics, Inc., a Delaware corporation (“CKI”), Trafalgar Ventures Inc., a publicly held Nevada corporation (“Trafalgar”), and Trafalgar Acquisition Corporation, a Nevada corporation and a wholly owned subsidiary of Trafalgar (“Merger Sub”), Merger Sub merged with and into CKI with CKI as the survivor for accounting purposes (the “Merger”). Upon the consummation of the Merger, Trafalgar was renamed Cyberkinetics Neurotechnology Systems, Inc. (“Cyberkinetics” or the “Company”) and effected a reincorporation in the State of Delaware. The Merger was treated as a reverse merger of CKI. Accordingly, from an historical accounting perspective, the period from inception of the Company begins on May 2, 2001, the date of inception of CKI. The financial statements of the Company presented reflect the historical results of CKI prior to the Merger, and of the combined entities following the Merger, and do not include the historical financial results of Trafalgar prior to the consummation of the Merger. Stockholders’ equity has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital.
The Company is engaged in the research, development, manufacture, sale and distribution of neurological products. Cyberkinetics is developing clinical products for human use designed to detect and interpret brain activity in real time. Cyberkinetics operates in one business segment, which is the development and marketing neurological products. Since its inception on May 2, 2001, the Company has devoted its efforts principally to research and development, licensing of intellectual property, business development activities and raising capital. Prior to the quarter ended June 30, 2005, the Company operated as a development-stage company. During the first half of 2005, the Company made progress in the clinical testing and development of its BrainGate™ System. During the second quarter of 2005, the Company received 510(k) approval to market its first clinical product the NeuroPort™ System which it expects to generate revenue from in 2006. As a result, the Company determined that it was no longer in the development stage.
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
Management expects that the Company will continue to incur negative cash flows and net losses for the foreseeable future. Based upon management’s current plans and expectations, management believes that the Company’s existing capital resources, plus the proceeds of the $3,000,000 debt financing that was completed on March 31, 2005 (see Note 10), will be sufficient to meet the Company’s operating expenses and capital requirements through at least December 2005. However, changes in management’s business strategy, technology development, marketing plans or other events affecting the Company’s operating plans and expenses, may result in the expenditure of existing cash before that time. If this occurs, the Company’s ability to meet its cash obligations as they become due and payable will depend on the Company’s ability to sell securities, borrow funds or some combination thereof. The Company may not be successful in raising necessary funds on acceptable terms, or at all. If the Company were to lack sufficient funds, the Company may be required to delay, scale back or eliminate some of its research and development activities or delay the launch of its product candidates.
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
In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at June 30, 2005, the results of operations for the three months and six months ended June 30, 2005, and June 30, 2004, and cash flows for the six months ended June 30, 2005, and June 30, 2004. The preparation of the Company’s condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date.
The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Stock-Based Compensation
Awards under the Company’s stock option plans are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its employee stock options. Accordingly, no compensation expense is recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. The Company accounts for stock-based awards issued to non-employees in accordance with the provisions of Financial Accounting Standards Board Statement (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123) and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), under which compensation expense is generally recognized over the vesting period of the award.
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

	Three Months Ended June 30,
	2005	2004
Net loss attributable to common stockholders, as reported	$(2,414,053)	$(1,741,213)
Add: Stock-based employee compensation expense included in reported net loss	122,332	10,441
Deduct: Stock-based employee compensation expense determined under fair value- based method for all employee awards	(167,134)	(14,990)

Pro forma net loss attributable to common stockholders	$(2,458,855)	$(1,745,762)

Basic and diluted net loss per share, as reported	$(0.15)	$(0.42)
Pro forma basic and diluted net loss per share	$(0.16)	$(0.42)

	Six Months Ended June 30,
	2005	2004
Net loss attributable to common stockholders, as reported	$(4,661,426)	$(3,051,092)
Add: Stock-based employee compensation expense included in reported net loss	246,667	21,621
Deduct: Stock-based employee compensation expense determined under fair value- based method for all employee awards	(354,202)	(29,831)

Pro forma net loss attributable to common stockholders	$(4,768,961)	$(3,059,302)

Basic and diluted net loss per share, as reported	$(0.30)	$(0.74)
Pro forma basic and diluted net loss per share	$(0.30)	$(0.75)
The effects on pro forma net loss of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net loss for future years, due to such factors as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.
3. Net Loss Per Share
The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and warrants. The shares in escrow issued in connection with the Merger have been excluded from the calculation. See Note (4) below for an explanation of the shares held in escrow. The Company has excluded the impact of all convertible preferred stock, stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Net Loss Per Share (continued)
antidilutive for all periods presented. The Company has given retroactive effect to the Merger for purposes of its computation of net loss per share for all periods presented. During the three months ended June 30, 2005, the Company issued 96,985 shares of common stock in conjunction with the issuance of employee stock bonus awards, common stock issued in connection with consulting agreements and the exercise of stock options.
The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	As of
	June 30,	June 30,
	2005	2004
Options	3,491,773	2,836,783
Warrants	899,859	101,619
Convertible Preferred Stock	—	9,419,113

Total	4,391,632	12,375,515

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

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Merger (continued)
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
5. Inventory
Inventory consists of the following:

	June 30,	December 31,
	2005	2004
Finished goods	$38,167	$110,580
Work in process	14,436	12,030
Raw materials	20,300	—

Total	$72,903	$122,610

6. Property and Equipment
Property and equipment consist of the following:

	June 30,	December 31,
	2005	2004	Useful Life
Computer equipment	$195,967	$180,666	3 years
Software	96,896	92,771	3 years
Furniture and fixtures	52,087	51,087	3 years
Machinery and equipment	597,454	481,516	3 to 5 years
Construction in progress	114,358	—	3 to 5 years

	1,056,762	806,040
Less accumulated depreciation	(379,800)	(256,113)

Property and equipment, net	$676,962	$549,927

Depreciation expense, which includes amortization of assets under capital leases, was $123,688 and $71,479 for the six months ended June 30, 2005 and June 30, 2004, respectively.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Commitments and Contingencies
Operating Leases
The Company leases office space in Foxborough, Massachusetts, and office and laboratory space in Salt Lake City, Utah, used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on May 31, 2007 and the Company has an option to renew the lease at the end of the initial term for an additional three-year term. The Salt Lake City, Utah, lease expires on November 30, 2009 and the Company has an option to renew the lease at the end of the initial lease term for an additional five-year term. The future minimum lease payments required under noncancellable operating leases were as follows as of June 30, 2005:

Year ending December 31:
2005	$158,994
2006	343,822
2007	257,551
2008	192,500
2009	181,500

Total minimum lease commitments	$1,134,367

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
The future minimum cash payments under the Loan were as follows as of June 30, 2005:

Year ending December 31:
2005	$115,806
2006	231,613
2007	164,690

512,109
Less amount representing interest	(49,855)

Present value of minimum future payments	462,254
Less current portion of capital leases	(197,882)

Long-term portion of capital leases	$264,372

8. Equity
Preferred Stock
As of June 30, 2005 and December 31, 2004, the Company had 50,000,000 shares of preferred stock authorized and no shares issued and outstanding.
2002 Equity Incentive Plan
On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Equity Incentive Plan (the 2002 Equity Plan). On June 23, 2005, Cyberkinetics’ Board of Directors and its stockholders amended the 2002 Equity Plan to increase the total number of shares available from 2,533,333 to 3,500,000.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Related Party Transactions
In connection with the acquisition of Bionic Technologies, LLC (“Bionic”) in 2002, the Company assumed three notes payable to two parties. The first note, in the amount of $59,157, was issued to Bionic’s founder, president and Chief Executive Officer (“CEO”). On April 30, 2004, the Company accepted the resignation of Bionic’s CEO. In exchange for a release of claims outlined in his agreement of resignation, the individual exercised his rights to (i) pay the exercise price of $0.10 per share for 112,500 vested shares under the Founders’ Option grant through the cancellation of $11,250 of the promissory note amount due him by the Company and (ii) pay the exercise price of $0.50 per share for 50,000 vested shares under an Additional Founder’s Option grant through the cancellation of $25,000 of the promissory note amount due him by the Company. There was $32,555 and $31,868 in principal and accrued interest outstanding on this note at June 30, 2005 and December 31, 2004, respectively. The second note, also issued to Bionic’s CEO in the amount of $30,000, was paid in full as of February 2003. The third note, in the amount of $59,054, was issued to a holder of membership units of Bionic. There was $71,219 and $69,447 in principal and accrued interest outstanding on this note at June 30, 2005, and December 31, 2004, respectively.
During the three months ended June 30, 2005 and June 30, 2004, the Company recognized no product sales to Brown University. The Company’s Chief Scientific Officer, who is also a member of the Company’s Board of Directors, is a professor and the Chairman of the Neuroscience Department at Brown University. During the six months ended June 30, 2005, and June 30, 2004, the Company recognized product sales of $4,013 and $11,785, respectively, to Brown University. Amounts due from Brown University at June 30, 2005 and December 31, 2004, totaled $0 and $119,775, respectively.
The Company recognized no product sales to the University of Chicago during the three months ended June 30, 2005 and June 30, 2004, and recognized product sales of $4,000 and $3,000 during the six months ended June 30, 2005 and June 30, 2004, respectively. A member of the Company’s Board of Directors is an assistant professor at the University of Chicago. Amounts due from the University of Chicago at June 30, 2005, and December 31, 2004, totaled $0 and $5,525, respectively.
10. Line-of-Credit Agreement
On March 31, 2005, the Company entered into a one year revolving line-of-credit agreement (the “Line” or “Agreement”) for up to $3.0 million with a financial institution. Borrowings under the Line are available in amounts and at the time of the Company’s discretion. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Company agrees not to sell, transfer or otherwise dispose of its intellectual property rights outside the ordinary course of business, except with the prior consent of the financial institution. The Line provides for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions; the Agreement also contains certain acceleration clauses. Borrowings under the Line bear interest at prime rate plus 3 percent. Interest is payable monthly and the principal is due on March 30, 2006. In connection with the Line, the Company issued to the financial institution a ten-year warrant to purchase 71,429 shares of common stock. The warrants, valued at $156,398 under the Black-Scholes model, are exercisable at the option of the holder at $2.10 per share. The fair value of the warrant is being charged to interest expense over the twelve-month term of the Line. The Company has recorded $39,099 of interest expense for the three and six months ended June 30, 2005, related to the warrants.
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
Overview
     Cyberkinetics. We are a medical device company engaged in the research, development, manufacture, sales and distribution of neurological products. Our products are designed to record, monitor and analyze brain electrical activity for use in research and clinical applications. We manufacture neural recording, stimulation and signal processing equipment that we sell to neuroscience researchers worldwide. We are developing clinical products for human use that will be designed to detect and interpret brain activity in real time and that leverage over ten years of neuroscience expertise. The NeuroPort™ System is intended for use during neurological procedures where the cortex of the brain is exposed via a craniotomy in order to allow short-term (<30 days) monitoring of the brain’s activity. In March 2005, we obtained 510(k) clearances from the FDA (United States Food and Drug Administration) for the NeuroPort™ System. We anticipate initial sales of the NeuroPort™ System early in 2006, upon completion of necessary manufacturing upgrades during the remainder of 2005. The BrainGate™ System is intended to allow people with quadriplegia to control a computer, medical devices and, ultimately, their own limbs. We have obtained an IDE (Investigational Device Exemption) approval from the FDA for the BrainGate™ System, which is currently being evaluated in a pilot clinical trial.
     We have a limited history of operations and, through June 30, 2005, we have generated limited revenues from product sales. We have also generated revenue from grant income, though we do not currently expect such revenues to be significant in the near future due to the completion of a majority of our existing contracts. The long-term success of our business, however, is dependent on the development and commercialization of advanced neurological products such as the NeuroPort™ and BrainGate™ Systems.
     We have been unprofitable since Cyberkinetics’ inception in May 2001 and we expect to incur substantial additional operating losses for at least the foreseeable future as we continue to expand our product development activities. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future. Our historical operations and financial information are not necessarily indicative of our future operating results. We have incurred substantial net losses since inception. As of June 30, 2005, our accumulated deficit was $17,333,212. We expect to incur substantial and increasing losses for the next several years as we:
•	continue to develop and launch the NeuroPort™ System;

•	continue to enroll new patients in our clinical study(ies) as we develop the BrainGate™ System;

•	develop and commercialize our product candidates, if any, that receive regulatory approval;

•	continue to expand our research and development programs including the next generation set of BrainGate™ software and a totally implantable BrainGate™ sensor;

•	acquire or in-license complementary products, technologies or businesses;

•	increase our general and administrative expenses related to operating as a public company.
     Since inception, we have financed our operations and internal growth primarily through private placements of equity and debt securities, as well as through revenue from product sales and sponsored research. On March 31, 2005, we entered into a revolving line-of-credit agreement (the “Line”) for up to $3,000,000 with a financial institution. On May 4, 2005, we drew down

$3,000,000 on the Line. All borrowings under the Line are collateralized by our assets, excluding intellectual property. The Line provides for a negative pledge on the intellectual property with exceptions permitting licensing, partnerships or joint ventures. Borrowings under the line bear interest at prime rate plus 3 percent. Interest is payable monthly and the principal is due on March 30, 2006.
     Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing intellectual property rights. Accordingly, our activities to date are not as broad in depth or in scope as the activities we may undertake in the future. None of our operating results, financial position or our ability to operate profitably as a commercial enterprise is indicative of our future operating results.
     Research and Development. Our research and development activities have been primarily focused on the development of the NeuroPort™ System and the pilot clinical trial of the BrainGate™ System. Since Cyberkinetics’ inception in 2001 and through June 30, 2005, we have incurred research and development costs of approximately $10,330,000. Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, non-cash stock compensation expense for non-employees, costs associated with the clinical trials of our product candidates, facility costs, supplies and materials, costs for consultants and related contract research and depreciation. We charge all research and development expenses to operations as they are incurred.
     In the future, the rate of spending on the BrainGate™ System is likely to increase as additional clinical trials are performed. The initial version of the BrainGate™ System is not expected to be commercially launched for at least three to five years, if at all. A fully implantable version is in the early stages of development and will take longer to develop and is expected to be launched after the initial version of the BrainGate™ System. While we cannot estimate with any certainty the time required for commercial approval of the BrainGate™ System, we expect that we will need to raise substantial additional capital in order to reach breakeven from the sales of advanced neurological products.
     At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. However, we expect our research and development costs to be substantial and to increase as we continue the development of current product candidates, and the expansion of our research programs.
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
Three Months Ended June 30, 2005 and 2004
Revenues
     Product Sales and Gross Margin. Product sales decreased by $6,000 to $127,000 for the three months ended June 30, 2005, from $133,000 for the three months ended June 30, 2004. The 5% decrease in sales was principally related to a reduction in the number of units sold offset by an increase in the selling price per unit. The gross margin on product sales was approximately 75% and 62% for the three months ended June 30, 2005 and 2004, respectively. The increase in gross margin was a result of increases in the average selling prices of certain products. Our business focus since inception in May 2001 has been the development of our advanced neurological products, such as the NeuroPort™ and BrainGate™ Systems. We expect that our sales from the BIONIC® products will continue to be limited and are therefore, likely to continue to fluctuate in the future.
     Grants. Revenue from Small Business Innovative Research (“SBIR”) grants decreased $216,000 to $39,000 for the three months ended June 30, 2005, from $255,000 for the three months ended June 30, 2004. The decrease in grant income was anticipated and resulted from completion of a majority of our existing contracts compounded by the unavailability of research and development staff to work on grant-related activities. We did not submit any SBIR grant applications during the quarter ended June 30, 2005 as there are uncertainties concerning the future availability of these types of grants to public companies. We have identified and applied for several new grant and contract opportunities from various federal agencies which may provide funding for research activities in 2006. There can be no assurance, however, that we may receive funding from any of these contracts until the selection process is finalized.
Expenses
     Research and Development. Research and development expenses increased $641,000 to $1,384,000 for the three months ended June 30, 2005, from $743,000 for the three months ended June 30, 2004. The increase was partly due to an increase in non-cash stock compensation expense of $246,000. Non-cash stock compensation expense can fluctuate substantially from quarter to quarter based on the market value of our common stock and the number of options outstanding at the end of each quarter. Additionally, compensation and travel expense for existing staff and additional research and development staff increased $238,000. The remaining $157,000 was primarily comprised of costs associated with developing and completing the necessary manufacturing upgrades for the NeuroPort™ System, the ongoing pilot clinical trial of the BrainGate™ System and additional depreciation expense from new equipment used in the manufacturing process.
     Sales and Marketing. Sales and marketing expenses increased $13,000 to $ 86,000 for the three months ended June 30, 2005, from $73,000 for the three months ended June 30, 2004. The increase was the result of additional sales efforts associated with the research products business as well as the initial marketing efforts to support the launch of our NeuroPort™ System.
     General and Administrative. General and administrative expenses decreased $61,000 to $990,000 for the three months ended June 30, 2005 from $1,051,000 for the three months ended June 30, 2004. The decrease was principally due to a reduction in audit, legal, and consulting fees of $173,000 primarily associated with the services performed in connection with the Merger in the second quarter of 2004. This decrease was offset by an increase of $112,000 of costs associated principally with our operations as a public company.
Other Income and Expenses
     Other Income (Expense), Net. Interest income increased $9,000 to $18,000 for the three months ended June 30, 2005 from $9,000 for the three months ended June, 2004. The increase in interest income was primarily the result of a higher average cash balance available for investment. Interest expense increased $94,000 to $107,000 for the three months ended June 30, 2005 from $13,000 for the three months ended June 30, 2004. The increase was related to the cash draw down on the Line and amortization of the fair value of the warrants issued in connection with obtaining the Line as well as interest expense associated with borrowings for equipment purchases under an equipment loan.
Net Loss
     Net Loss. Net loss attributable to common stockholders increased $673,000 to $2,414,000 for the three months ended June 30, 2005, from net loss attributable to common stockholders of $1,741,000 for the three months ended June 30, 2004. The increase in net loss was principally due to a reduction in grant revenue as certain contracts come to completion, an increase in compensation expense related to stock options, costs associated with preparing for the launch of the NeuroPort™ System and the costs associated with operating as a public company. The net loss attributable to common stockholders for the three months ended June 30, 2004 includes dividends and accretion for redeemable convertible preferred stock. In connection with the Merger, all of our preferred stock was converted to common stock and therefore there are no dividends or accretion charges after October 2004. Net loss per common share decreased $0.27 per share to $0.15 per share for the three months ended June 30, 2005 from $0.42 for the three months ended June 30, 2004. The decrease in net loss per share was due to an increase in the net loss more than offset by an increase in the weighted-average common shares outstanding. The weighted-average common shares outstanding increased 11,558,000 to 15,718,000 at June 30, 2005 from 4,160,000 at June 30, 2004 due to the conversion of 9,419,000 shares of Series A Redeemable Convertible Preferred Stock in connection with the Merger and 2,000,000 shares issued in connection with a private placement completed in November 2004.
Six Months Ended June 30, 2005 and 2004
Revenues
     Product Sales and Gross Margin. Product sales increased $116,000 to $377,000 for the six months ended June 30, 2005 from $261,000 for the six months ended June 30, 2004. The 44% increase in sales was principally related to an increase in the selling price of certain product lines. The gross margin on product sales was approximately 80% and 49% for the six months ended June 30, 2005, and 2004, respectively. The increase in gross margin is a result of the increases in the selling prices per unit coupled with a shift in product mix and the recognition of $60,000 of revenue during 2005, that had previously been deferred. The associated costs of such product sales were not deferred and as such were recognized at the time the sale was made in 2003. Our business focus since inception in May 2001 has been the development of our advanced neurological products, such as the NeuroPort™ and BrainGate™ Systems. We expect that our sales from the BIONIC® products will continue to be limited and are, therefore, likely to continue to fluctuate in the future.
     Grants. Revenue from Small Business Innovative Research (“SBIR”) grants decreased $234,000 to $211,000 for the six months ended June 30, 2005, from $445,000 for the six months ended June 30, 2004. The decrease in grant income was anticipated and resulted from the completion of a majority of our existing contracts compounded by the unavailability of research and development staff to work on grant-related activities. We did not submit any SBIR grant applications during the six months ended June 30, 2005. Additionally, there are uncertainties concerning the future availability of these types of grants to public companies. We have identified and applied for several new grant and contract opportunities from various federal agencies which may provide funding for research activities in 2006. There can be no assurance, however, that we may receive funding from any of these contracts until the selection process is finalized.
Expenses

     Research and Development. Research and development expenses increased $1,465,000 to $2,838,000 for the six months ended June 30, 2005 from $1,373,000 for the six months ended June 30, 2004. The increase was partly attributable to an increase in non-cash stock compensation expense of $633,000. Non-cash stock compensation expense can fluctuate substantially from period to period based on the market value of our common stock and the number of options outstanding at the end of each quarter. Additionally, compensation and travel expense for existing staff and additional research and development staff increased $478,000. The remaining $354,000 is primarily comprised of costs associated with developing and completing the necessary manufacturing upgrades for the NeuroPort™ System, expansion of our other development programs, the additional patient enrollment in the pilot clinical trial of the BrainGate™ System and additional depreciation expense from new equipment used in the manufacturing process.
     Sales and Marketing. Sales and marketing expenses increased $24,000 to $168,000 for the six months ended June 30, 2005, from $144,000 for the six months ended June 30, 2004. The increase was the result of additional sales efforts associated with the research products business as well as the initial marketing efforts to support the launch of the NeuroPort™ System.
     General and Administrative. General and administrative expenses increased $384,000 to $2,077,000 for the six months ended June 30, 2005, from $1,693,000 for the six months ended June 30, 2004. The increase was mainly attributable to higher compensation and travel expense of $150,000 for existing staff and the expansion of the management team. The remaining $234,000 was comprised of an increase in legal, accounting and other public company costs, including investor relations costs.
Other Income and Expenses
     Other Income (Expense), Net. Interest income increased $11,000 to $33,000 for the six months ended June 30, 2005, from $22,000 for the six months ended June 30, 2004. The increase in interest income was primarily the result of a higher average cash balance available for investment. Interest expense increased $104,000 to $123,000 for the six months ended June 30, 2005 from $19,000 for the six months ended June 30, 2004. The increase was related to the cash draw down on the Line and amortization of the fair value of the warrants issued in connection with obtaining the Line as well as interest expense associated with borrowings for equipment purchases under an equipment loan.
Net Loss
     Net Loss. Net loss attributable to common stockholders increased by $1,610,000 to $4,661,000 for the six months ended June 30, 2005, from net loss attributable to common stockholders of $3,051,000 for the six months ended June 30, 2004. The increase is largely a result of operating expenses associated with an increase in compensation expense related to stock options, a reduction in grant revenue as certain contracts come to completion, the costs associated with readying the NeuroPort™ System for sales and the costs associated with operating as a public company. The net loss attributable to common stockholders for the six months ended June 30, 2004 includes dividends and accretion for redeemable convertible preferred stock. In connection with the Merger, all of our preferred stock was converted to common stock and therefore there are no dividends or accretion charges after October 2004. Net loss per common share decreased $0.44 per share to $0.30 per share for the six months ended June 30, 2005, from $0.74 for the six months ended June 30, 2004. The decrease in net loss per share is due to an increase in the net loss more than offset by an increase in the weighted-average common shares outstanding. The weighted-average common shares outstanding increased 11,591,000 to 15,694,000 at June 30, 2005, from 4,103,000 at June 30, 2004, due to the conversion of 9,419,000 shares of Series A Redeemable Convertible Preferred Stock in connection with the Merger and 2,000,000 shares issued in connection with a private placement completed in November 2004.
Liquidity and Capital Resources
     Since inception we have financed operations and internal growth primarily through private placements of equity and debt securities, as well, as through revenue from product sales and sponsored research. We received net proceeds of $14,573,000 from the private placement of equity securities through June 30, 2005. We also raised an additional $3,698,000 through June 30, 2005 under a capital lease line and line of credit. As of June 30, 2005, we had $4,464,000 of cash and cash equivalents on hand.
     Net cash used in operating activities was $3,427,000 for the six months ended June 30, 2005. The primary use of cash was to fund our operations. The net loss for the six months ended June 30, 2005 was $4,661,000. Included in this loss were non-cash expenses totaling $1,038,000 primarily consisting of stock-based compensation expense of $778,000, stock-based compensation issued to consultants of $84,000, and depreciation and amortization expense of $135,000. The use of cash for operations included costs associated with preparing for the NeuroPort™ System launch, expansion of our other development programs, costs associated with the ongoing clinical trial of the BrainGate™ System and costs associated with operating as a public company. The net cash used in operating activities included an increase of $197,000 in operating assets and liabilities. This increase was comprised primarily of a reduction of $260,000 in accounts receivable. Our prior operating costs are not representative of our expected on going costs. As we market and prepare for the launch of the NeuroPort™ System and continue development of the BrainGate™ System, we expect our monthly cash operating expenses to continue to increase for the foreseeable future.

     Net cash used in investing activities was $251,000 for the six months ended June 30, 2005. We used cash to purchase equipment to be used primarily for research and development activities and also to upgrade our manufacturing facility for the launch of the NeuroPort™ System.
     Net cash provided by financing activities was $2,909,000 for the six months ended June 30, 2005. On March 31, 2005, we entered into a one-year revolving line-of-credit agreement (the “Line” or “Agreement”) for up to $3,000,000 with a financial institution (the “Lender”). Borrowings under the Line are available in amounts and at the time of our discretion. Borrowings are collateralized by our assets, excluding intellectual property. We agreed not to sell, transfer or otherwise dispose of our intellectual property rights outside the ordinary course of business, except with the prior consent of the financial institution. The Line provides for customary conditions to our ability to borrow, as well as customary covenants and default provisions; the Agreement also contains certain acceleration clauses. Borrowings under the line bear interest at prime rate plus 3 percent. Interest is payable monthly, and the principal is due on March 30, 2006. We also issued a ten-year warrant to purchase 71,429 shares of common stock at an exercise price of $2.10 per share to the Lender. On May 4, 2005, we drew down the $3,000,000 under the line-of-credit. We finance a certain portion of our property and equipment purchases through a capital lease line. During the six months ended June 30, 2005, we used approximately $92,000 to make payments under the capital lease line.
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
     We expect to continue to incur negative cash flows and net losses for at least the foreseeable future. Based upon our current plans, we believe that our existing capital resources as of June 30, 2005 will be sufficient to meet our operating expenses and capital requirements through at least December 2005. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all. Having insufficient funds, we may be required to delay, scale back or eliminate some of our research and development activities or delay the launch of our product candidates.
     We may seek to increase our cash reserves, in addition to the debt financing completed in March 2005, by obtaining additional funding through public or private financing, including the placement of shares of preferred or common stock, collaborative arrangements with strategic partners, or a combination of the two.
Off-Balance Sheet Arrangements
As of June 30, 2005, we have no off-balance sheet arrangements.
Contractual Obligations
     Below is a table setting forth contractual obligations (including interest payments as applicable) as of June 30, 2005:

		2006	2008
	Remainder	through	through	After
	of 2005	2007	2009	2009	Total
Operating Leases	$159,000	$601,000	$374,000	$—	$1,134,000
Loans from Related Parties	104,000	—	—	—	104,000
Capital Lease Obligations	116,000	396,000	—	—	512,000
Line-of-Credit Obligations	135,000	3,090,000			3,225,000
Minimum Royalties	—	150,000	150,000	225,000	525,000

Total	$514,000	$4,237,000	$524,000	$225,000	$5,500,000

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
     Revenue Recognition. We recognize revenue from product sales and research grants from the U.S. government through the Small Business Innovative Research (“SBIR”) program. Product sales consist of sales of our BIONIC® line of brain-computer interface equipment to universities and research hospitals involved in neurological research. Product sales are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred and collection is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which occurs at the time of shipment. Terms for all customers are FOB shipping. The product operates without any custom configuration or installation. Product sales do not contain multiple elements. Following shipment, there are no customer acceptance requirements or installation obligations or continuing service requirements incumbent on us. Terms of product sales contain no contractual rights of return. In practice, we have not experienced or granted rights of return.
     We recognize revenues from research grants as reimbursable; eligible costs are incurred. Eligible costs typically include direct labor costs, other direct costs as outlined in the grant, such as lab materials and supplies and consulting costs, and an overhead allocation as specifically defined by the grant. In accordance with Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record grant revenues on a gross basis as we are the primary obligor with respect to our research and development activities. We are subject to grant audits as required by the Department of Health and Human Services. Audits may result in adjustments to the amount of grant revenues recorded and funds received. Historically, we have not been required to make any adjustments to the amount of grant revenues recorded and funds received as a result of grant audits.
     We have continued to market our BIONIC® line of research products and continue to expect revenues from sales of equipment. However, this revenue is not predictable and will fluctuate from period-to-period. There can be no assurance that we will continue to receive grant revenue and we currently expect that grant revenue will decline significantly. Future grant research contracts are dependent on applications by us to various governmental agencies and are based on a competitive award process. We have not submitted any SBIR grant applications during the six months ended June 30, 2005. Additionally, there are uncertainties concerning the future availability of these types of grants to public companies. Therefore, we are not anticipating any new SBIR grant income after June 30, 2005. We will continue to evaluate all types of grants in the future. The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the BrainGate™ System.
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
     Long-lived Assets. Our long-lived assets include fixed assets, identifiable intangibles, consisting of acquired patent technology, research grants, and goodwill.
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
     We have not yet determined which transition method of this statement we will adopt.
     As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future as well as the valuation model used to determine the fair value of share-based payments. We have not yet determined which valuation model under this statement we will adopt.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement for APB Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to financial statements for prior periods, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We are required to adopt the provisions of SFAS 154 for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.
Item 3. Controls and Procedures.
Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Vice President, Finance, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The Company’s Chief Executive Officer and Vice President, Finance, have further concluded that, as of the end of such period, the Company’s controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s Chief Executive Officer and Vice President, Finance, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1. Legal Proceedings

We are not a party to any material legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information is furnished in connection with securities sold by the Company during the period covered by this Form 10-QSB which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). On April 8, 2005, the Company issued to an accredited investor 32,000 shares of its common stock as a six-month retainer for management and investor relations consulting services. On April 27, 2005, the Company issued 4,000 shares of its common stock for an aggregate of $400.00 to an employee upon the exercise of stock options granted pursuant to the Company’s 2002 Equity Incentive Plan. On June 1, 2005, the Company issued to an accredited investor 16,608 shares of its common stock as a three-month retainer for management and investor relations consulting services. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with the Company, to information about us. The shares were issued in reliance on Section 4(2) of the Securities Act, and/or Regulation D promulgated thereunder.
Item 3. Defaults upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2005 Annual Meeting of Shareholders (the “Annual Meeting”) on June 23, 2005, the following matters were acted upon by our shareholders:
1.	The election of eight directors for the ensuing year;

2.	The approval of an amendment to our 2002 Equity Incentive Plan; and

3.	The ratification of the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2005.
     The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of April 25, 2005 was 15,752,247. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
1. Election of eight directors:
Timothy R. Surgenor	13,086,147	62,120	NA	NA	NA
John P. Donoghue, Ph.D.	13,086,347	61,920	NA	NA	NA
Mark P. Carthy	13,086,127	62,140	NA	NA	NA
George N. Hatsopoulos, Ph.D.	13,085,727	62,540	NA	NA	NA
Nicholas Hatsopoulos, Ph.D.	13,086,147	62,120	NA	NA	NA
Phillip W. Morgan	13,086,347	61,920	NA	NA	NA
Theo Melas-Kyriazi	13,085,827	62,440	NA	NA	NA
Daniel E. Geffken	13,086,247	62,020	NA	NA	NA
2. Approval of amendment to 2002 Equity Incentive Plan:	11,979,689	NA	93,637	171,417	903,524
3. Ratification of Auditors:	13,140,997	NA	1,070	6,200	NA
Item 5. Other Information
     On August 8, 2005, the Company issued a press release announcing its financial results for the quarter ended June 30, 2005. A copy of the press release is attached hereto as Exhibit 99.1.
     Burke T. Barrett, Vice President, Clinical Operations, has resigned from the Company effective August 19, 2005 to pursue other interests. In the short term Mr. Barrett’s responsibilities will be transferred to Timothy R. Surgenor, President and Chief Executive Officer, and J. Christopher Flaherty, Executive Vice President, Technology and Intellectual Property, both of whom have extensive experience in this area. The Company is currently recruiting for clinical and sales and marketing staff to support the launch of the NeuroPorttm System in 2006 and the continued clinical trials of the BrainGatetm System.
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
Date: August 12, 2005

By:	/s/ Kimi E. Iguchi
Kimi E. Iguchi
Vice President, Finance (Principal Financial and Accounting Officer)
Date: August 12, 2005
EXHIBIT INDEX
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release dated August 8, 2005 announcing results for the quarter ended June 30, 2005.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.