Form 10QSB
period 2005-09-30
Cyberkinetics Neurotechnology Systems, Inc.
filed 2005-11-14
CIK 1180253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission File Number: 000-50505
CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 100 Foxborough Blvd Ste 240, Foxborough , MA (Address of principal executive offices)	13-4287300 (I.R.S. Employer Identification Number) 02035 (Zip Code)
(508) 549-9981
(Issuer’s telephone number, including area code)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 11, 2005, the Registrant had 25,686,317 shares of Common Stock outstanding.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10-QSB INDEX

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$13,841,182	$5,232,641
Accounts receivable	168,632	339,831
Inventory	111,858	122,610
Prepaid expenses and other current assets	201,371	264,223

Total current assets	14,323,043	5,959,305

Property and equipment, net	677,948	549,927
Intangible assets, net	119,700	136,586
Deposits and other assets	30,006	16,258
Goodwill	94,027	94,027

Total assets	$15,244,724	$6,756,103

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$324,579	$323,805
Accrued expenses	937,522	633,476
Deferred revenue	—	60,432
Current portion of notes payable to related parties	105,004	101,316
Current portion of capital lease obligations	268,775	189,216
Line of credit	3,000,000	—

Total current liabilities	4,635,880	1,308,245

Capital lease obligations, less current portion	403,273	365,528
Commitments and Contingencies — Note 7

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized, 26,986,317 issued and 25,686,317 outstanding at September 30, 2005 and 16,939,481 issued and 15,639,481 outstanding at December 31, 2004	26,986	16,939
Additional paid-in capital	30,811,197	17,835,622
Common stock in escrow, 1,300,000 shares	(13,000)	(13,000)
Deferred stock-based compensation	(906,505)	(85,445)
Accumulated deficit	(19,713,107)	(12,671,786)

Total stockholders’ equity	10,205,571	5,082,330

Total liabilities and stockholders’ equity	$15,244,724	$6,756,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues:
Product sales	$119,281	$164,008	$495,948	$425,400
Grant income	69,294	214,910	280,217	659,507

Total revenues	188,575	378,918	776,165	1,084,907

Operating expenses:
Cost of product sales	20,173	68,175	96,842	201,300
Research and development	1,445,984	785,434	4,283,589	2,158,225
Sales and marketing	77,675	81,121	245,858	224,889
General and administrative	918,109	1,170,907	2,994,879	2,864,136

Total operating expenses	2,461,941	2,105,637	7,621,168	5,448,550

Operating loss	(2,273,366)	(1,726,719)	(6,845,003)	(4,363,643)
Other income (expense):
Interest income	28,222	5,566	61,503	27,551
Interest expense	(134,751)	(15,851)	(257,821)	(35,238)

Other expense, net	(106,529)	(10,285)	(196,318)	(7,687)

Net loss	(2,379,895)	(1,737,004)	(7,041,321)	(4,371,330)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(208,383)	—	(625,149)

Net loss attributable to common stockholders	$(2,379,895)	$(1,945,387)	$(7,041,321)	$(4,996,479)

Basic and diluted net loss attributable to common stockholders per common share	$(0.15)	$(0.46)	$(0.44)	$(1.21)

Shares used in computing basic and diluted net loss attributable to common stockholders per common share	16,228,603	4,217,836	15,887,463	4,141,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Operating activities
Net loss	$(7,041,321)	$(4,371,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,764	155,128
Stock-based compensation	1,084,947	145,432
Non-cash interest on notes and line of credit	81,886	4,413
Non-cash issuance of stock to consultants	148,002	—
Non-cash issuance of warrant to related party	90,077	—

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	171,199	(23,759)
Prepaid expenses and other current assets	141,050	(80,950)
Inventory	10,752	(48,129)
Deposits and other assets	(13,748)	2,752
Accounts payable	774	232,870
Accrued expenses	304,046	251,986
Deferred revenue	(60,432)	6,100

Net cash used in operating activities	(4,869,004)	(3,725,487)

Investment activities
Purchases of property and equipment	(324,899)	(314,937)

Net cash used in investing activities	(324,899)	(314,937)

Financing activities
Net proceeds from line of credit	3,000,000	—
Net proceeds from capital lease line	265,080	698,378
Payments on capital lease line	(147,776)	(98,920)
Proceeds from issuance of common stock	10,685,140	2,231

Net cash provided by financing activities	13,802,444	601,689

Net increase (decrease) in cash and cash equivalents	8,608,541	(3,438,735)
Cash and cash equivalents at beginning of period	5,232,641	5,067,594

Cash and cash equivalents at end of period	$13,841,182	$1,628,859

Supplemental disclosure of non-cash activities

Accretion of preferred stock dividends and issuance costs	—	$606,915

Accretion of fair value of common stock issued to preferred stockholders	—	$18,234

Common stock issued in exchange for notes payable to related party	—	$36,250

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
The Company is engaged in the research, development, manufacture, sale and distribution of neurological products. Cyberkinetics is developing clinical products for human use designed to detect and interpret brain activity in real time. Cyberkinetics operates in one business segment, which is the development and marketing neurological products. Since its inception on May 2, 2001, the Company has devoted its efforts principally to research and development, licensing of intellectual property, business development activities and raising capital. Prior to the quarter ended June 30, 2005, the Company operated as a development-stage company. During the first half of 2005, the Company made progress in the clinical testing and development of its BrainGate™ System. During the second quarter of 2005, the Company received 510(k) approval to market its first clinical product the NeuroPort™ System which it expects to launch in early 2006. As a result, the Company determined that it was no longer in the development stage.
The Company’s future capital requirements will depend upon many factors, including progress with marketing its technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in, obtaining regulatory approvals, competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. Management expects that the Company will continue to incur negative cash flows and net losses for the foreseeable future. Based upon management’s current plans and expectations, management believes that the Company’s existing capital resources will be sufficient to meet the Company’s operating expenses and capital requirements through at least December 2006. However, changes in management’s business strategy, technology development, marketing plans or other events affecting the Company’s operating plans and expenses, may result in the expenditure of existing cash before that time. If this occurs, the Company’s ability to meet its cash obligations as they become due and payable will depend on the Company’s ability to sell securities, borrow funds or some combination thereof. The Company may not be successful in raising necessary funds on acceptable terms, or at all. If the Company were to lack sufficient funds, the Company may be required to delay, scale back or eliminate some of its research and development activities or delay the launch of its product candidates. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the fiscal year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.
In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005, and September 30, 2004, and cash flows for the nine months ended September 30, 2005, and September 30, 2004. The preparation of the Company’s condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

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

	Three Months Ended September 30,
	2005	2004
Net loss attributable to common stockholders, as reported	$(2,379,895)	$(1,945,387)
Add: Stock-based employee compensation expense included in reported net loss	121,320	10,208
Deduct: Stock-based employee compensation expense determined under fair value-based method for all employee awards	(224,870)	(16,823)

Pro forma net loss attributable to common stockholders	$(2,483,445)	$(1,952,002)

Basic and diluted net loss per share, as reported	$(0.15)	$(0.46)
Pro forma basic and diluted net loss per share	$(0.15)	$(0.46)

	Nine Months Ended September 30,
	2005	2004
Net loss attributable to common stockholders, as reported	$(7,041,321)	$(4,996,479)
Add: Stock-based employee compensation expense included in reported net loss	368,007	31,831
Deduct: Stock-based employee compensation expense determined under fair value-based method for all employee awards	(579,072)	(46,654)

Pro forma net loss attributable to common stockholders	$(7,252,386)	$(5,011,302)

Basic and diluted net loss per share, as reported	$(0.44)	$(1.21)
Pro forma basic and diluted net loss per share	$(0.46)	$(1.21)
The effects on pro forma net loss of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net loss for future years, due to such factors as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.
3. Net Loss Per Share
The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock and shares issuable upon the exercise of stock options and warrants. The shares in escrow issued in connection with the Merger have been excluded from the calculation. See Note (4) below for an explanation of the shares held in escrow. The Company has excluded the impact of all convertible preferred stock, stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Net Loss Per Share (continued)
antidilutive for all periods presented. The Company has given retroactive effect to the Merger for purposes of its computation of net loss per share for all periods presented. During the three months ended September 30, 2005, the Company issued 9,908,156 shares of common stock in connection with the private placement completed in September 2005 (see Note 11) and the exercise of stock options.
The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	As of
	September 30,	September 30,
	2005	2004
Options	3,326,022	2,963,950
Warrants	5,952,165	101,619
Convertible Preferred Stock	—	9,419,113

Total	9,278,187	12,484,682

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
5. Inventory
Inventory consists of the following:

	September 30,	December 31,
	2005	2004
Finished goods	$36,255	$110,580
Work in process	13,634	12,030
Raw materials	61,969	—

Total	$111,858	$122,610

6. Property and Equipment
Property and equipment consist of the following:

	September 30,	December 31,
	2005	2004	Useful Life
Computer equipment	$206,673	$180,666	3 years
Software	98,254	92,771	3 years
Furniture and fixtures	70,599	51,087	3 years
Machinery and equipment	709,417	481,516	3 to 5 years
Leasehold improvements	45,996	—	5 years

	1,130,939	806,040
Less accumulated depreciation	(452,991)	(256,113)

Property and equipment, net	$677,948	$549,927

Depreciation expense, which includes amortization of assets under capital leases, was $196,878 and $123,842 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Commitments and Contingencies
Operating Leases
The Company leases office space in Foxborough, Massachusetts, and office and laboratory space in Salt Lake City, Utah, used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on May 31, 2007 and the Company has an option to renew the lease at the end of the initial term for an additional three-year term. The Salt Lake City, Utah, lease expires on November 30, 2009 and the Company has an option to renew the lease at the end of the initial lease term for an additional five-year term. The future minimum lease payments required under noncancellable operating leases were as follows as of September 30, 2005:

Year ending December 31:
2005	$80,764
2006	343,822
2007	257,551
2008	192,500
2009	181,500

Total minimum lease commitments	$1,056,137

Capital Leases
In October 2003, the Company entered into a loan and security agreement (the “Loan” or “capital lease line”) with a lender that allows for the Company to borrow up to $1,000,000 to finance the purchase of equipment, hardware, leasehold improvements and software. All borrowings under the Loan are collateralized by the assets financed. In January 2004 and May 2004, the Company received gross proceeds of $258,869 and $439,509, respectively, from financings completed under the capital lease line. Both financings provided a lease term of 42 months, with a $1.00 buyout option, and the monthly payments ranging from approximately 2.7% to 2.8% of the total equipment cost.
On September 28, 2005, the Company completed an additional financing under its capital lease line. The Company received gross proceeds of $265,080 to finance purchases of property and equipment used in research and development and manufacturing activities. The lease term is 42 months and the monthly payments are equal to approximately 2.8% of the total cost of the equipment financed.
The future minimum cash payments under the Loan were as follows as of September 30, 2005:

Year ending December 31:
2005	$72,832
2006	321,185
2007	254,263
2008	89,572
2009	22,393

760,245
Less amount representing interest	(88,197)

Present value of minimum future payments	672,048
Less current portion of capital leases	(268,775)

Long-term portion of capital leases	$403,273

8. Equity
Preferred Stock
As of September 30, 2005 and December 31, 2004, the Company had 50,000,000 shares of preferred stock authorized and no shares issued and outstanding.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2002 Equity Incentive Plan
On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Equity Incentive Plan (the 2002 Equity Plan). On June 23, 2005, Cyberkinetics’ Board of Directors and its stockholders amended the 2002 Equity Plan to increase the total number of shares available from 2,533,333 to 3,500,000.
9. Related Party Transactions
In connection with the acquisition of Bionic Technologies, LLC (“Bionic”) in 2002, the Company assumed three notes payable to two parties. The first note, in the amount of $59,157, was issued to Bionic’s founder, president and Chief Executive Officer (“CEO”). On April 30, 2004, the Company accepted the resignation of Bionic’s CEO. In exchange for a release of claims outlined in his agreement of resignation, the individual exercised his rights to (i) pay the exercise price of $0.10 per share for 112,500 vested shares under the Founders’ Option grant through the cancellation of $11,250 of the promissory note amount due him by the Company and (ii) pay the exercise price of $0.50 per share for 50,000 vested shares under an Additional Founder’s Option grant through the cancellation of $25,000 of the promissory note amount due him by the Company. There was $32,899 and $31,868 in principal and accrued interest outstanding on this note at September 30, 2005 and December 31, 2004, respectively. The second note, also issued to Bionic’s CEO in the amount of $30,000, was paid in full as of February 2003. The third note, in the amount of $59,054, was issued to a holder of membership units of Bionic. There was $72,105 and $69,447 in principal and accrued interest outstanding on this note at September 30, 2005, and December 31, 2004, respectively. The promissory notes outstanding at September 30, 2005 are due to be paid in full, including accrued interest, on December 31, 2005.
During the three months ended September 30, 2005 and September 30, 2004, the Company recognized product sales of $0 and $10,516, respectively, to Brown University. The Company’s Chief Scientific Officer, who is also a member of the Company’s Board of Directors, is a professor and the Chairman of the Neuroscience Department at Brown University. During the nine months ended September 30, 2005, and September 30, 2004, the Company recognized product sales of $4,013 and $22,301, respectively, to Brown University. Amounts due from Brown University at September 30, 2005 and December 31, 2004, totaled $0 and $119,775, respectively.
The Company recognized product sales of $0 and $6,000 to the University of Chicago during the three months ended September 30, 2005 and September 30, 2004, respectively, and recognized product sales of $4,395 and $9,000 during the nine months ended September 30, 2005 and September 30, 2004, respectively. A member of the Company’s Board of Directors is an assistant professor at the University of Chicago. Amounts due from the University of Chicago at September 30, 2005, and December 31, 2004, totaled $0 and $5,525, respectively.
10. Line-of-Credit Agreement
On March 31, 2005, the Company entered into a one year revolving line-of-credit agreement (the “Line” or “Agreement”) for up to $3.0 million with a financial institution. Borrowings under the Line are available in amounts and at the time of the Company’s discretion. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Company agrees not to sell, transfer or otherwise dispose of its intellectual property rights outside the ordinary course of business, except with the prior consent of the financial institution. The Line provides for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions; the Agreement also contains certain acceleration clauses. Borrowings under the Line bear interest at prime rate plus 3 percent. Interest is payable monthly and the principal is due on March 30, 2006. In connection with the Line, the Company issued to the financial institution a ten-year warrant to purchase 71,429 shares of common stock. The warrants, valued at $156,396 under the Black-Scholes model, are exercisable at the option of the holder at $2.10 per share. The fair value of the warrant is being charged to interest expense over the twelve-month term of the Line. The Company has recorded $39,099 and $78,198 of interest expense for the three and nine months ended September 30, 2005 related to the warrants.
On May 4, 2005, the Company drew down $3.0 million under the Line at an interest rate of 9.0% per annum.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Private Placement
On September 26, 2005, the Company completed a private placement whereby it sold 9,535,833 shares of its common stock (the “Shares”) and issued warrants to purchase another 4,767,922 shares of its common stock (the “Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in net proceeds (assuming no exercise of the warrants) of approximately $10,675,000 (the transaction is referred to herein as the “Private Placement”).
The Shares were issued at a purchase price of $1.20 per share pursuant to the terms of a Securities Purchase Agreement entered into by the Company and each of the investors. Each of the investors received a five (5)-year warrant to purchase up to fifty percent (50%) of the number of Shares purchased by such investor in the closing of the Private Placement, at an exercise price per share of $1.60.
In consideration of the investment in the Private Placement, the Company granted to each investor certain registration rights on a best efforts basis with respect to the Shares and the Warrant Shares. The Shares and Warrant Shares were registered under a Form SB-2, which the Securities and Exchange Commission declared effective on October 31, 2005.
The company signed Placement Agent letters with Hunter World Markets, Inc. (“Hunter”), Rodman & Renshaw, LLC (“Rodman”) and Seven Hills, LLC (“Seven Hills”). Upon the closing of the Private Placement and pursuant to the terms of the Placement Agent letters, the Company issued 300,000 shares of its common stock to Hunter and issued warrants to purchase up to 93,667 and 190,717 shares of its common stock to Rodman and Seven Hills, respectively. The common stock and warrants described above were issued as partial consideration for services as the Company’s placement agents in the transaction described above.

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
Overview
Cyberkinetics
     We are a medical device company specializing in the development of neural implants that can interact with the brain and the nervous system at the level of individual cells. We intend to use our core technology to develop a portfolio of implantable medical devices that can detect and interpret brain activity at the cellular level in real time as the basis for diagnosis and treatment of a broad range of neurological conditions. Our product pipeline currently includes: a line of research products to support leading-edge, pre-clinical neuroscience research; the NeuroPort™ System, which is a recently approved entry in the market for invasive neurosurgical monitoring; and the BrainGate™ System, currently in clinical evaluation, which is intended to allow a disabled person to control a computer using thought. Our strategy is to leverage our proprietary core technology to establish ourselves as a leader in the fields of functional restoration (i.e., the ability to communicate with electrical devices to perform those functions that the body is no longer able to perform autonomously or on command) and in monitoring and treating neurological disorders.
     In late 2002, we acquired Bionic Technologies, LLC (“Bionic”), a manufacturer of neural recording, stimulation and signal processing equipment for neuroscience research. Through the acquisition, we gained an engineering team, manufacturing facilities in Salt Lake City, Utah and key intellectual property. We continue to manufacture and market Bionic’s BIONIC® line of neural recording arrays and data acquisition systems to researchers.
     We have a limited history of operations and, through September 30, 2005, we have generated limited revenues from product sales. We have also generated limited revenue from grant income. The long-term success of our business, however, is dependent on the development and commercialization of advanced neurological products such as the NeuroPort™ and BrainGate™ Systems.
     We have been unprofitable since Cyberkinetics’ inception in May 2001 and we expect to incur substantial additional operating losses for at least the foreseeable future as we continue to expand our product development activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial performance are not necessarily indicative of our future operating results. We have incurred substantial net losses since inception. As of September 30, 2005, our accumulated deficit was approximately $19,713,000. We expect to incur substantial and increasing losses for the next several years as we:
•	continue to develop the BrainGate™ System and the NeuroPort™ System;

•	continue to enroll new patients in our clinical study(ies);

•	develop and commercialize our product candidates, if any, that receive regulatory approval;

•	continue and expand our research and development programs;

•	acquire or in-license products, technologies or businesses that are complementary to our own; and

•	increase our general and administrative expenses related to operating as a public company.

     We have financed our operations and internal growth primarily through private placements of equity and debt securities as well as through revenue from product sales and sponsored research. In September 2005, we completed a private placement, whereby we (i) sold 9,535,833 shares of our common stock at a price of $1.20 per share for aggregate gross proceeds of $11,443,000; and (ii) issued warrants to purchase up to an additional 4,767,922 shares of our common stock at an exercise price of $1.60 per share. As partial consideration for services rendered in connection with leading the Private Placement, Hunter World Markets, Inc. was issued 300,000 shares of our common stock. Rodman & Renshaw LLC and Seven Hills Partners LLC were issued warrants identical to those described above to purchase 93,667 and 190,717 shares of our common stock, respectively, for services rendered in connection with the Private Placement. The shares and warrants were offered and sold to issuees in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. Each of the issuees qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).
     Our business is subject to significant risks, including, but not limited to, the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing intellectual property rights. Accordingly, our activities to date are not as broad in depth or in scope as the activities we may undertake in the future, and our operating results or financial position or our ability to operate profitably as a commercial enterprise are not indicative of our future operating results.
     Research and Development
     Our research and development activities have been primarily focused on the development of the NeuroPort™ System and the pilot clinical trial of the BrainGate™ System. Since Cyberkinetics’ inception in 2001 and through September 30, 2005, we have incurred research and development costs of approximately $11,776,000. Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, non-cash stock compensation expense for non-employees, costs associated with the clinical trials of our product candidates, supplies and materials, costs for consultants and related contract research, depreciation and facility costs. We charge all research and development expenses to operations as they are incurred.
     In the future, the rate of spending on the BrainGate™ System is likely to increase as additional clinical trials are performed. The initial version of the BrainGate™ System is not expected to be commercially launched for at least three to five years, if at all. We have also initiated development of a completely implantable sensor and signal transmission system for long-term use that can be operated by the user outside of the hospital setting which will take longer to develop and is expected to be launched after the initial version of the BrainGate™ System. While we cannot estimate with any certainty the time required for commercial approval of the BrainGate™ System, we expect that we will need to raise substantial additional capital in order to reach breakeven from the sales of advanced neurological products.
     At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. However, we expect our research and development costs to be substantial and to increase as we continue the development of current product candidates, and the expansion of our research programs. Delay in raising, or failure to raise, additional capital to fund these research and development costs would likely lead to the delay in, and potential halt to, the development of any of our product candidates and our research programs.
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
Three Months Ended September 30, 2005 and 2004
Revenues
     Product Sales and Gross Margin. Our business focus since inception in May 2001 has been the development of our advanced neurological products, such as the NeuroPort™ and BrainGate™ Systems. However, we continue to sell our BIONIC® products. We expect that our sales from the BIONIC® products will continue to be limited and are therefore, likely to continue to fluctuate in the future. For the three months ended September 30, 2005, overall product sales, which include sales of BIONIC® products and NeuroPort™ systems, decreased by $45,000 to $119,000 from $164,000 for the three months ended September 30, 2004. The 27% decrease in sales was principally related to a reduction in the number of BIONIC® units sold. The gross margin on product sales was approximately 83% and 58% for the three months ended September 30, 2005 and 2004, respectively. The increased gross margin is not indicative of future operating results and was primarily the result of the sale of a custom NeuroPort™ unit during the three months ended September 30, 2005. Because the custom NeuroPort™ unit sold during the quarter is still under development, certain costs which normally would have been charged to cost of sales were expensed as incurred to research and development.
     Grants. Revenue from Small Business Innovative Research (“SBIR”) grants decreased $146,000 to $69,000 for the three months ended September 30, 2005, from $215,000 for the three months ended September 30, 2004. The decrease in grant income was anticipated and resulted from the completion of a majority of our existing contracts during the first six months of 2005. This decrease was compounded by the unavailability of research and development staff to work on grant-related activities. We did not submit any SBIR grant applications during the quarter ended September 30, 2005 because of uncertainties concerning the future availability of these types of grants to public companies. We have identified and applied for several new grant and contract opportunities from various federal agencies, other than the SBIR, that may provide funding for research activities in 2006. As a result of our efforts to seek new sources of funding, in October 2005, we were awarded a subcontract under a grant issued by the National Center for Medical Rehabilitation Research (NCMRR), a component of the National Institute of Child Health and Human Development (NICHD). We are scheduled to receive up to $2.3 million from the subcontract over the five-year period covered by the grant. There can be no assurance, however, that we will receive the full $2.3 million potential of the new grant or receive any additional funding from any other grant or contract opportunities applied for by us until each selection process is finalized and the applicable grant or contract is awarded.
Expenses
     Research and Development. Research and development expenses increased $661,000 to $1,446,000 for the three months ended September 30, 2005, from $785,000 for the three months ended September 30, 2004. The increase was partly due to an increase in non-cash stock compensation expense of $276,000. Because some of the options we have granted are subject to variable accounting, non-cash stock compensation expense can fluctuate substantially from quarter to quarter based on the market value of our common stock and the number of options outstanding at the end of each quarter. In addition, license fees increased $140,000 consisting of non-cash equity compensation expense of $90,000 for warrants issued to Brown University Research Foundation (BURF) that vested during the quarter and $50,000 in minimum fees due under the license agreement with BURF. Furthermore, compensation and travel expense for our staff and incremental research and development staff increased $74,000. The remaining $171,000 increase was primarily comprised of development, manufacturing and facilities related costs associated with activities required to launch the NeuroPort™ System in the first quarter of 2006, the ongoing pilot clinical trial of the BrainGate™ System and additional depreciation expense from new equipment used in the manufacturing process.
     Sales and Marketing. Sales and marketing expenses decreased $3,000 to $78,000 for the three months ended September 30, 2005, from $81,000 for the three months ended September 30, 2004. We do not expect the decrease in sales and marketing expenses to continue in the near future as the Company increases its marketing efforts to support the launch of the NeuroPort™ System in early 2006.
     General and Administrative. General and administrative expenses decreased $253,000 to $918,000 for the three months ended September 30, 2005 from $1,171,000 for the three months ended September 30, 2004. The decrease was principally due to a reduction in audit, legal, and consulting fees of $451,000, which amounts were primarily associated with the services performed in connection with the Merger in the third quarter of 2004. This decrease was partially offset by an increase of $133,000 of costs associated principally with our operations as a public company, including investor relations, and an increase of $65,000 for compensation and travel expense for additional general and administrative staff.
Other Income and Expenses
     Other Income (Expense), Net. Interest income increased $22,000 to $28,000 for the three months ended September 30, 2005 from $6,000 for the three months ended September, 2004. The increase in interest income was primarily the result of a higher average cash balance available for investment. Interest expense increased $119,000 to $135,000 for the three months ended September 30, 2005 from $16,000 for the three months ended September 30, 2004. The increase was related to the cash draw down on the Line and amortization of the fair value of the warrants issued in connection with obtaining the Line as well as interest expense associated with borrowings for equipment purchases under an equipment loan.
Net Loss
     Net Loss. Net loss attributable to common stockholders increased $435,000 to $2,380,000 for the three months ended September 30, 2005, from $1,945,000 for the three months ended September 30, 2004. The increase in net loss was principally due to an increase in compensation expense related to stock options, costs associated with preparing for the launch of the NeuroPort™ System, a reduction in grant revenue as certain contracts came to completion and the costs associated with operating as a public company. The net loss attributable to common stockholders for the three months ended September 30, 2004 includes dividends and accretion for redeemable convertible preferred stock. In connection with the Merger, all of our preferred stock was converted to common stock and therefore there are no dividends or accretion charges after October 2004. Net loss per common share decreased $0.31 per share to $0.15 per share for the three months ended September 30, 2005 from $0.46 for the three months ended September 30, 2004. The decrease in net loss per share was due to an increase in the weighted-average common shares outstanding. The weighted-average common shares outstanding increased 12,010,000 to 16,229,000 at September 30, 2005 from 4,218,000 at September 30, 2004 as a result of the conversion of 9,419,000 shares of Series A Redeemable Convertible Preferred Stock in connection with the Merger, 2,000,000 shares issued in connection with a private placement completed in November 2004 and 9,836,000 shares issued in connection with a private placement completed in September 2005.

Nine Months Ended September 30, 2005 and 2004
Revenues
     Product Sales and Gross Margin. Our business focus since inception in May 2001 has been the development of our advanced neurological products, such as the NeuroPort™ and BrainGate™ Systems. However, we continue to sell our BIONIC® products. We expect that our sales from the BIONIC® products will continue to be limited and are therefore, likely to continue to fluctuate in the future. For the nine months ended September 30, 2005, overall product sales, which include sales of BIONIC® products and NeuroPort™ systems, increased $71,000 to $496,000 from $425,000 for the nine months ended September 30, 2004. The 17% increase in sales was principally related to an increase in the selling price of certain product lines and the sale of a custom NeuroPort™ unit. The gross margin on product sales was approximately 80% and 53% for the nine months ended September 30, 2005 and 2004, respectively. The increased gross margin is not indicative of future operating results and is a result of the increases in the selling prices per unit, the recognition of $60,000 of revenue during 2005 that had previously been deferred and the sale of a custom NeuroPort™ System. The costs associated with $60,000 of deferred revenue were recognized at the time the sale was made in 2003. Because the custom NeuroPort™ unit sold during the period is still under development, certain costs which normally would have been charged to cost of sales were expensed as incurred to research and development.
     Grants. Revenue from Small Business Innovative Research (“SBIR”) grants decreased $380,000 to $280,000 for the nine months ended September 30, 2005, from $660,000 for the nine months ended September 30, 2004. The decrease in grant income was anticipated and resulted from the completion of a majority of our existing contracts during the first six months of 2005. This decrease was compounded by the unavailability of research and development staff to work on grant-related activities. We did not submit any SBIR grant applications during the nine months ended September 30, 2005 because of uncertainties concerning the future availability of these types of grants to public companies. We have identified and applied for several new grant and contract opportunities from various federal agencies, other than SBIR, that may provide funding for research activities in 2006. As a result of our efforts to seek new sources of research grant funding, in October 2005, we were awarded a subcontract under a grant issued by the National Center for Medical Rehabilitation Research (NCMRR), a component of the National Institute of Child Health and Human Development (NICHD). We are scheduled to receive up to $2.3 million from the subcontract over the five-year period covered by the grant. There can be no assurance, however, that we will realize the full $2.3 million potential of the new grant or receive any additional funding from any other grant or contract opportunities applied for by us until each selection process is finalized and the applicable grant or contract is awarded.
      Expenses
     Research and Development. Research and development expenses increased $2,126,000 to $ 4,284,000 for the nine months ended September 30, 2005 from $2,158,000 for the nine months ended September 30, 2004. The increase was partly attributable to an increase in non-cash stock compensation expense of $909,000. Because some of the options we have granted are subject to variable accounting, non-cash stock compensation expense can fluctuate substantially from period to period based on the market value of our common stock and the number of options outstanding at the end of each period. Compensation and travel expense for our staff and incremental research and development staff increased $551,000. In addition, license fees increased $140,000 consisting of non-cash equity compensation expense of $90,000 for warrants issued to BURF that vested during the quarter and $50,000 in minimum fees due under the license agreement with BURF. The remaining $526,000 is primarily comprised of development, manufacturing and facilities related costs associated with activities required to launch the NeuroPort™ System in the first quarter of 2006, expansion of our other development programs, the additional patient enrollment and other related costs associated with the ongoing pilot clinical trial of the BrainGate™ System and additional depreciation expense from new equipment used in the manufacturing process.
     Sales and Marketing. Sales and marketing expenses increased $21,000 to $246,000 for the nine months ended September 30, 2005, from $225,000 for the nine months ended September 30, 2004. The increase was the result of additional sales efforts associated with the research products business as well as the initial marketing efforts to support the launch of the NeuroPort™ System.
     General and Administrative. General and administrative expenses increased $131,000 to $2,995,000 for the nine months ended September 30, 2005, from $2,864,000 for the nine months ended September 30, 2004. The increase was mainly attributable to an increase of $415,000 of costs associated principally with our operations as a public company, including investor relations costs, and higher compensation and travel expense of $214,000 for existing staff and the expansion of the management team. These increases were partially offset by a reduction in audit, legal, and consulting fees of $498,000 primarily associated with the services performed in connection with the Merger during the nine months ended September 30, 2004.
Other Income and Expenses
     Other Income (Expense), Net. Interest income increased $34,000 to $62,000 for the nine months ended September 30, 2005, from $28,000 for the nine months ended September 30, 2004. The increase in interest income was primarily the result of a higher average cash balance available for investment. Interest expense increased $223,000 to $258,000 for the nine months ended September 30, 2005 from $35,000 for the nine months ended September 30, 2004. The increase was related to the cash draw down on the Line and amortization of the fair value of the warrants issued in connection with obtaining the Line as well as interest expense associated with borrowings for equipment purchases under an equipment loan.

Net Loss
     Net Loss. Net loss attributable to common stockholders increased by $2,045,000 to $7,041,000 for the nine months ended September 30, 2005, from $4,996,000 for the nine months ended September 30, 2004. The increase is largely a result of operating expenses associated with an increase in compensation expense related to stock options, an increase in compensation and travel expense related to existing and additional staff, the costs associated with readying the NeuroPort™ System for sales, the costs associated with operating as a public company and a reduction in grant revenue as certain contracts come to completion. The net loss attributable to common stockholders for the nine months ended September 30, 2004 includes dividends and accretion for redeemable convertible preferred stock. In connection with the Merger, all of our preferred stock was converted to common stock and therefore there are no dividends or accretion charges after October 2004. Net loss per common share decreased $0.77 per share to $0.44 per share for the nine months ended September 30, 2005, from $1.21 for the nine months ended September 30, 2004. The decrease in net loss per share is due to an increase in the weighted-average common shares outstanding. The weighted-average common shares outstanding increased 11,745,000 to 15,887,000 at September 30, 2005, from 4,142,000 at September 30, 2004, as a result of the conversion of 9,419,000 shares of Series A Redeemable Convertible Preferred Stock in connection with the Merger, 2,000,000 shares issued in connection with a private placement completed in November 2004 and 9,836,000 shares issued in connection with a private placement completed in September 2005.
Liquidity and Capital Resources
     Since inception we have financed operations and internal growth primarily through private placements of equity and debt securities, as well, as through revenue from product sales and sponsored research. We received net proceeds of $25,248,000 from the private placement of equity securities through September 30, 2005, including net proceeds of $10,675,000 received from the private placement completed on September 26, 2005. We also raised an additional $3,963,000 through September 30, 2005 under a line of credit and capital lease line, including $265,000 in gross proceeds received from an additional financing under the capital lease line completed on September 28, 2005. As of September 30, 2005, we had $13,841,000 of cash and cash equivalents on hand.
     Net cash used in operating activities was $4,869,000 for the nine months ended September 30, 2005. The primary use of cash was to fund our operations. The net loss for the nine months ended September 30, 2005 was $7,041,000. Included in this loss were non-cash expenses totaling $1,619,000 consisting of stock-based compensation expense of $1,085,000, depreciation and amortization expense of $214,000, stock-based compensation issued to consultants of $148,000, equity-based compensation issued to a related party of $90,000 and interest on notes and line of credit of $82,000. The use of cash for operations included compensation and travel expense related to existing and additional staff, costs associated with preparing for the NeuroPort™ System launch, costs associated with the ongoing clinical trial of the BrainGate™ System and costs associated with operating as a public company. The net cash used in operating activities included an increase of $553,000 in net operating assets and liabilities. This increase was comprised primarily of an increase in accrued expenses of $304,000 and a reduction of $171,000 in accounts receivable. The increase in accrued expenses is primarily related to the timing of payments related to employee compensation expenses. The reduction in accounts receivable is due to the amount and timing of product sales and grant income. Our prior operating costs are not representative of our expected on-going and future costs. As we market and prepare for the launch of the NeuroPort™ System and continue development of the BrainGate™ System, we expect our cash operating expenses to continue to increase for the foreseeable future.
     Net cash used in investing activities was $325,000 for the nine months ended September 30, 2005. We used cash to purchase equipment to be used primarily for research and development activities and to upgrade our manufacturing facility for the launch of the NeuroPort™ System.
     Net cash provided by financing activities was $13,802,000 for the nine months ended September 30, 2005. On March 31, 2005, we entered into a one-year revolving line-of-credit agreement for up to $3,000,000. On May 4, 2005, we drew down the $3,000,000 under the line-of-credit. On September 26, 2005, we completed a private placement of equity securities for net proceeds of $10,675,000. On September 28, 2005, we completed an additional financing under our capital lease line for gross proceeds of $265,000. During the nine months ended September 30, 2005, we also received approximately $10,000 from the exercise of stock options and warrants. We used approximately $148,000 to make payments under the capital lease line during the nine months ended September 30, 2005.
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
     We expect to continue to incur negative cash flows and net losses for at least the foreseeable future. Based upon our current plans, we believe that our existing capital resources as of September 30, 2005 will be sufficient to meet our operating expenses and capital requirements through at least December 2006. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all. Having insufficient funds, we may be required to delay, scale back or eliminate some of our research and development activities or delay the launch of our product candidates. If the Company is unable to raise sufficient additional financing we will not be able to continue our operations.
     We may seek to increase our cash reserves by obtaining additional funding through public or private financing, including the placement of shares of preferred or common stock, collaborative arrangements with strategic partners, or a combination of the two.
Off-Balance Sheet Arrangements
As of September 30, 2005, we have no off-balance sheet arrangements.
Contractual Obligations
     Below is a table setting forth contractual obligations (including interest payments as applicable) as of September 30, 2005:

		2006	2008
	Remainder	through	through	After
	of 2005	2007	2009	2009	Total
Operating Leases	$81,000	$601,000	$374,000	$—	$1,056,000
Loans from Related Parties	105,000	—	—	—	105,000
Capital Lease Obligations	73,000	575,000	112,000	—	760,000
Line-of-Credit Obligations	73,000	3,098,000	—	—	3,171,000
Minimum Royalties	—	150,000	150,000	225,000	525,000

Total	$332,000	$4,424,000	$636,000	$225,000	$5,617,000

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
     Revenue Recognition. We recognize revenue from product sales and research grants from the U.S. government through the Small Business Innovative Research (“SBIR”) program. Product sales consist of sales of our BIONIC® line of brain-computer interface equipment to universities and research hospitals involved in neurological research. In the third quarter of 2005, product sales also include a custom NeuroPort™ System sale. Product sales are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred and collection is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which occurs at the time of shipment. Terms for all customers are FOB shipping. The product operates without any custom configuration or installation. Product sales do not contain multiple elements. Following shipment, there are no customer acceptance requirements or installation obligations or continuing service requirements incumbent on us. Terms of product sales contain no contractual rights of return. In practice, we have not experienced or granted rights of return.
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
     We have continued to market our BIONIC® line of research products and continue to expect revenues from sales of equipment. However, this revenue is not predictable and will fluctuate from period-to-period. Future grant research contracts are dependent on applications by us to various governmental agencies and are based on a competitive award process. We did not submit any SBIR grant applications during the nine months ended September 30, 2005 because of uncertainties concerning the future availability of these types of grants to public companies. Therefore, we are not anticipating any new SBIR grant income after September 30, 2005. We have identified and applied for several new grant and contract opportunities from various federal agencies, other than SBIR, that may provide funding for research activities in 2006. As a result of our efforts to seek new sources of research grant funding, in October 2005, we were awarded a subcontract under a grant issued by the National Center for Medical Rehabilitation Research (NCMRR), a component of the National Institute of Child Health and Human Development (NICHD). We are scheduled to receive up to $2.3 million from the subcontract over the five-year period covered by the grant. There can be no assurance, however, that we will realize the full $2.3 million potential of the new grant or receive any additional funding from any other grant or contract opportunities applied for by us until each selection process is finalized and the applicable grant or contract is awarded. The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the BrainGate™ System.
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
Internal Control Over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1. Legal Proceedings
We are not a party to any material legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information is furnished in connection with securities sold by the Company during the period covered by this Form 10-QSB that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). On September 26, 2005, we completed a private placement, whereby we (i) sold 9,535,833 shares of our common stock at a price of $1.20 per share for aggregate net proceeds of $10,675,000; and (ii) issued warrants to purchase up to an additional 4,767,922 shares of our common stock at an exercise price of $1.60 per share. As partial consideration for services rendered in connection with leading the Private Placement, Hunter World Markets, Inc. was issued 300,000 shares of our common stock. Rodman & Renshaw LLC and Seven Hills Partners LLC were issued warrants identical to those described above to purchase 93,667 and 190,717 shares of our common stock, respectively, for services rendered in connection with the Private Placement. The shares and warrants were offered and sold to issuees in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the issuees qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended). The proceeds from this offering will be used for general corporate purposes.
Item 3. Defaults upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     On November 14, 2005, the Company issued a press release announcing its financial results for the quarter ended September 30, 2005. A copy of the press release is attached hereto as Exhibit 99.1.
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

Date: November 14, 2005

By:	/s/ Kimi E. Iguchi

Kimi E. Iguchi
Vice President, Finance
(Principal Financial and Accounting Officer)

Date: November 14, 2005

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release dated November 14, 2005 announcing the results for the quarter ended September 30, 2005.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.