Form 10KSB
period 2005-12-31
Cyberkinetics Neurotechnology Systems, Inc.
filed 2006-03-30
CIK 1180253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50505

CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	13-4287300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Foxborough Blvd., Suite 240	02035
Foxborough, MA	(Zip Code)
(Address of principal executive offices)

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

Issuer’s revenues for its most recent fiscal year:  $1,058,783

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Common Stock was sold on the Over-the-Counter on March 27, 2006: $24,866,954. The voting stock held by non-affiliates on that date consisted of 17,389,478 shares of Common Stock. For purposes of this calculation only, all directors, officers and holders of 10% or more of the outstanding common stock were deemed affiliates.

Number of shares outstanding of each of the issuer’s classes of common stock at March 27, 2006:

Common Stock: 28,887,798 Preferred Stock: 0

The registrant has incorporated by reference into Part III of this Form 10-KSB portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the proxy statement is not deemed to be filed as part hereof.

Transitional Small Business Disclosure Format (check one)  Yes ☐     No ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

FORM 10-KSB INDEX

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements, including product development plans and progress, potential development of proprietary inventions, benefits that may be realized by certain research programs and the plans and objectives of management for the business, operations, and economic performance of Cyberkinetics Neurotechnology Systems, Inc. (the “Company,” “we” or “us”). These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terminology. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include our limited operating history; our lack of profits from operations; our ability to successfully develop and commercialize our proposed products; a lengthy approval process and the uncertainty of FDA and other governmental regulatory requirements; clinical trials that fail to demonstrate the safety and effectiveness of our products; the degree and nature of our competition; our ability to employ and retain qualified employees; compliance with recent legislation regarding corporate governance, including the Sarbanes-Oxley Act of 2002; as well as those risks more fully discussed herein and in our other public filings with the Securities and Exchange Commission, all of which are difficult to predict and some of which are beyond our control.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business Overview.  Cyberkinetics Neurotechnology Systems, Inc. is a medical device company specializing in the development of neural implants that can interact with the brain and the nervous system at the level of individual cells. We intend to use our core technology to develop a portfolio of implantable medical devices that can detect and interpret brain activity at the cellular level in real time. The resulting information would be used as the basis for diagnosis and treatment of a broad range of neurological conditions. Our product pipeline currently includes: (i) a line of research products to support leading-edge, pre-clinical neuroscience research; (ii) the NeuroPorttm System for invasive neurosurgical monitoring; and (iii) the BrainGatetm System, which is intended to allow a disabled person to control a computer using thought. The BrainGatetm System is currently in clinical evaluation. Our overall business strategy is to sufficiently leverage our core proprietary technology to establish the Company as a leader in the fields of functional restoration (i.e., the ability to communicate with electrical devices to perform those functions that the body is no longer able to perform independently or on command) and monitoring and treating neurological disorders.

Product Pipeline.

•	Research Products. We manufacture and sell a line of neural recording arrays and data acquisition systems on a limited basis to neuroscience researchers.

•	NeuroPort. In March 2005, we received 510(k) clearances for our short-term (0-30 days) intra-operative and post-operative cortical monitoring product, the NeuroPorttm System Neural Signal Processor (“NeuroPorttm System”). In September 2005, we shipped our first custom NeuroPort unit. We intend to launch this product for broader distribution in 2006. We believe that this product represents a novel offering in the existing diagnostic market for monitoring brain electrical activity. The NeuroPort System, unlike other offerings in the diagnostic market, provides the means to monitor the activity of dozens of individual neural cells sampled from within a dense population of neural cells in the cortex of the brain.

•	BrainGate. The BrainGatetm Neural Interface System (“BrainGatetm System”) is designed to allow a disabled person to control a computer using thought alone. We initiated pilot clinical testing of the BrainGatetm System in June 2004 and enrolled three patients with spinal cord injuries in the trial. Subsequently, in August 2005, we started a second pilot trial targeted at patients with motor neuron diseases, such as ALS (amyotrophic lateral sclerosis or Lou Gehrig’s disease). We have enrolled one patient in this trial. These pilot trials of the BrainGatetm System represent the first use of multi-electrode sensor systems in humans as a means to provide a direct and long-term connection between the brain and a computer system.

•	Neuromodulation. We believe that there may be value at some point in the future in the development of a long-term, chronic implant that could provide the ability to detect and respond to the onset of abnormal activity patterns in the brain. We intend to utilize the NeuroPorttm System for data collection and analysis of the potential benefits of our neural sensors in closed-loop applications. We have filed several patent applications related to the use of neural signals to control therapeutic medical devices, which we intend to leverage in the pursuit of our product development plans.

Research Products:

In late 2002, we acquired Bionic Technologies, LLC (“Bionic”), a manufacturer of neural recording, stimulation and signal processing equipment used for neuroscience research. As a result of the transaction, we acquired an engineering team, manufacturing facilities and key intellectual property. We continue to manufacture and sell a line of neural recording arrays and data acquisition systems on a limited basis to researchers and continue to use the acquired technology in our advanced-stage neurological products.

NeuroPorttm System:

The NeuroPorttm System is a medical device intended for temporary (<30 days) recording and monitoring of brain electrical activity. The NeuroPorttm System consists of two parts, the NeuroPort Electrode Array and the NeuroPort Neural Signal Processor (NSP). The NeuroPort Array consists of 100 electrodes and is implanted on the surface of the brain. The NeuroPort NSP records these high resolution signals and provides physicians with the tools to analyze them. Unlike lower resolution signals such as electrocorticography (ECoG) and electroencephalography (EEG) which offer a summation of neural activity, the NeuroPorttm System is designed to provide a neurosurgeon, neurologist or clinical neurophysiologist with the means to record, monitor and analyze detailed electrical activity from individual neurons in the cortex of the brain.

The NeuroPorttm System is designed for acute or sub-chronic in-patient applications. Our immediate opportunity is to target indications in which the cortex of the brain is already exposed. It is anticipated that the NeuroPort System will initially be used in conjunction with lower resolution means of monitoring brain activity (ECoG, EEG).

In addition to an invasive brain monitor, the NeuroPorttm System may be used by physicians who seek new neuromonitoring techniques to study neurological diseases and disorders. There are a significant number of ongoing studies related to the brain. This research may ultimately lead to enhanced diagnostics and therapeutics for movement disorders, psychological disorders, chronic pain, vision loss, hearing disorders as well as many others.

During 2005 we focused our efforts on completing necessary engineering and manufacturing developments for commercial release of the NeuroPorttm System in 2006. Following the initial release of the product, we intend to work closely with leading clinicians to develop specific applications for the System. We intend to generate revenues through the sale of the NeuroPort data acquisition hardware as well as from the sale of the disposable sensors. We expect to utilize the NeuroPorttm System as a platform for development of new diagnostic and therapeutic applications that utilize detailed neural information.

BrainGatetm System:

The BrainGatetm System is a proprietary, investigational brain-computer interface that consists of an internal sensor to detect brain cell activity and external processors that convert these brain signals into a computer-mediated output under the person’s own control. The sensor is a tiny silicon chip about the size of a baby aspirin with one hundred electrodes, each thinner than a hair, that detect the electrical activity of neurons. The sensor is implanted on the surface of the area of the brain responsible for movement, the primary motor cortex. In the pilot trial version of the product, a small wire connects the sensor to a pedestal which is mounted on the skull, extending through the scalp. An external cable connects the pedestal to a cart containing computers, signal processors and monitors that enable the study operators to determine how well a study participant can control his neural output. The ultimate goal of the BrainGatetm System development program is to create a safe, effective and unobtrusive universal operating system that will allow physically disabled people to quickly and reliably control a wide range of devices using their thoughts, including computers, assistive technologies and devices to control their own limbs.

In primates, the neurons in the motor cortex of the brain send their instructions to the spinal cord, which in turn drives muscles. The BrainGatetm System is designed to bypass this natural output path (which is interrupted in paralyzed patients) based on pre-clinical findings that the neural signals that control movement can be interpreted by a computer and provide an alternate “neural pathway” as long as brain function is intact and the brain is able to generate neural signals. The generated signals may be used to operate a computer or other devices that can be controlled by computers, such as robotic devices or muscle stimulation systems, which may eventually allow paralyzed individuals to control the movement of paralyzed limbs or to communicate. The BrainGatetm System includes a brain interface (a chronic passive implantable sensor assembly), external hardware, and signal processing and decoding software that produces an output signal that is designed to be used as a computer control input, much like a computer keyboard and mouse. The sensor assembly is designed to operate by detecting the activity of neurons in the primary motor area of the cerebral cortex of the brain, where voluntary movement output is generated. External hardware and software components are designed to process the brain’s activity (signals) into a predication of desired movement and/or discrete switches. The predicated movement may be represented by cursor motion and keystrokes on a computer screen.

We are designing and developing the BrainGatetm System to eventually allow those with quadriplegia to recover a host of abilities that normally rely on the hands, through a direct connection to the brain. Key elements of the product strategy include:

•	no reliance on muscles;

•	ability to sense patient intentions in order to limit caregiver interaction;

•	fast, reliable control of a personal computer as means to gain independence and control the person’s environment; and

•	neural output signal modes patterned after a personal computer mouse and keyboard.

We expect that people using the BrainGatetm System would employ a personal computer as a gateway to a range of self-directed activities. These activities may extend beyond typical computer functions such as communication to include the control of objects in their environment, such as televisions and lights, robotics, mobility devices (like wheelchairs), or potentially external or implanted medical devices such as stimulator systems that might provide an individual with the ability to move his or her limbs or control the function of his or her bowel or bladder.

Using the initial results of our pilot trial program, we have begun development of a next-generation set of BrainGatetm System software designed to minimize the involvement of a Company-trained technician in the setup and operation of the system. This next-generation software is also intended to provide the user with a basic set of applications that can be controlled with the BrainGatetm System.

We have also initiated development of a completely implantable sensor and signal transmission system for long-term use that can be operated by the user outside of the hospital setting. This ambulatory monitoring system is expected to combine elements from the original BrainGatetm System with a proprietary chip contained inside a small implantable case to amplify and digitize neural signals inside the body. The digitized information would then be transmitted to the external environment using short-range telemetry without the need for a connector that penetrates through the skin. This device would also receive power from an external source through short-range wireless transmission.

Neuromodulation:

We believe there may be future value in the development of a long-term, chronic implant, which could provide the ability to detect and respond to the onset of abnormal activity patterns in the brain. We have filed a number of patent applications related to the use of neural signals to control therapeutic medical devices. We intend to leverage the NeuroPorttm System for data collection and analysis of the potential benefits of our neural sensors in closed loop applications.

Research and Development Activities.  We incurred research and development costs of $5,587,000 and $4,309,000 in the years ended December 31, 2005 and 2004, respectively. During 2004, we began clinical trials on the BrainGatetm System and also continued development of the product. These BrainGatetm System development efforts included spending associated with development of software and hardware products. Research and development expenses in 2004 also included the costs of filing the 510(k) application for the NeuroPorttm System. The remaining research and development expenditures were related to continued efforts related to research grants. During 2005, we prepared for the launch of the NeuroPorttm System including final product development and the completion of various clinical production facilities modifications. Additionally, we expanded our BrainGatetm pilot trial and initiated a second trial for participants diagnosed with ALS (amyotrophic lateral sclerosis or Lou Gehrig’s disease) or other motor neuron diseases (“ALS trial”). As a result, we have added additional sites to conduct the clinical trials and recruited additional participants in the trials. We also continued to develop software and hardware products for the BrainGatetm System.

Availability of Materials.  The materials that we use in our operations are readily available from multiple suppliers.

Customers.  The research products business depends on sales of special purpose research equipment to a limited number of neuroscience researchers. The number of researchers who have sufficient budgets to purchase equipment in a given year is limited and is dependent on the level of government grant funding.

Market Opportunity.  Our first-generation BrainGatetm System is designed to restore functionality for a limited, immobile group of severely motor-impaired patients who suffer from spinal cord injury, severe stroke, muscular dystrophy and motor neuron disease such as ALS. Further development of the BrainGatetm System could potentially expand our customer base to include individuals with less severe injuries. A next-generation product may be able to provide an individual with the ability to control medical devices such as those that control user mobility and limb movement, like wheelchairs or Functional Electrical Stimulation (“FES”) systems for patient-control of their own limbs, as well as devices that control bladder and bowel movements. We anticipate that we will seek initial approval from the U.S. FDA of the BrainGatetm System for a limited category of indications and patients through a Humanitarian Device Exemption (“HDE”). After initial regulatory approval, we may need to complete additional clinical testing and request supplemental approvals for additional indications and broader marketing claims. Subsequent approvals for additional indications and patient populations via the pre-market approval (“PMA”) regulatory process may be required. If we obtain approval of the BrainGatetm System in this manner, the FDA may initially impose restrictions on use of the BrainGatetm System. For example, an HDE is only applicable to diseases or conditions that affect fewer than 4,000 individuals per year. Nevertheless, we believe that this phased approach will permit us to obtain initial marketing approval for the BrainGatetm System more quickly than if we were to seek a broader approval from the outset.

The NeuroPort System is designed for acute or sub-chronic in-patient applications. Our immediate opportunity is to target indications in which the cortex of the brain is already exposed. Each year in the United States, nearly 250,000 invasive brain monitoring procedures are performed. A craniotomy is performed for brain mapping and surgical removal of tissue to treat epilepsy (10,000), intracranial monitoring following hemorrhage (25,000) and removing tumors (55,000). A smaller “burr hole” is used during intracranial pressure monitoring following traumatic brain injury (125,000), as well as during the implantation of electrodes for deep brain stimulators which are currently used to treat movement disorders such as Parkinson’s disease, essential tremor and dystonia and are in clinical development to treat a variety of other neurological diseases and disorders. It is anticipated that the NeuroPorttm System will initially be used in conjunction with lower resolution means of monitoring brain activity (ECoG, EEG). In addition to an invasive brain monitor, the

NeuroPorttm System may be used by physicians who seek new neuromonitoring techniques to study neurological diseases and disorders. There are a significant number of ongoing studies related to the brain. This research may ultimately lead to enhanced diagnostics and therapeutics for movement disorders, psychological disorders, chronic pain, vision loss, hearing disorders as well as many others.

We also may target the neuromodulation market by developing products that are designed to benefit those patients who do not respond to drug therapy. Currently, these patients are generally treated with a range of invasive treatments, including surgical removal of a portion of the brain or an implanted medical device that delivers electrical stimulation to lessen the effects of the particular disease. Devices currently in use are large, involve repeat surgeries to change batteries, and often require patient intervention. We believe we may have an early entry into this market with the NeuroPorttm System.

In March 2005, we received 510(k) clearances for our NeuroPorttm System. We intend to launch this product in 2006. To date, none of our other clinical products has received regulatory approval for sale anywhere in the world and none will be commercially available for several years, if ever.

Competition.  We face many types of potential competition, including from academic labs, large public corporations and small venture-funded companies. Certain large academic groups working in the area of reading and interpreting neural signals for the purpose of controlling external devices have demonstrated additional proof of concept.

One potential competitor, Neural Signals, Inc., has implanted several long-term dual electrode sensors in quadriplegic patients under an Investigational Device Exemption (“IDE”) and has claimed that these patients can achieve neural control. This device is not yet commercially available. Our BrainGatetm System also faces competition from non-invasive solutions for assisting quadriplegics that are based on technologies such as voice recognition, EEG monitoring and eye-movement interpretation. In addition, other competitors offer a wide variety of devices to treat neurological conditions. We believe that our primary competitive advantage is the potential to directly monitor cortical cells in a repeatable, reliable manner. Currently, most potential competitors sell devices that provide stimulation features only. We may pursue opportunities to partner with these companies.

Intellectual Property.  We have developed and are continuing to expand a broad intellectual property portfolio. Early in our history, we obtained an exclusive license from Emory University for a broad patent covering a system that achieves a brain-machine interface by processing multicellular brain signals. This exclusive license expires on the later of (i) the tenth anniversary of the first commercial sale of the first licensed product to achieve commercial sales and (ii) the expiration of the last valid claim upon the patents. Pursuant to the license agreement, we are obligated to pay royalties equal to 3% of the first $17 million of net sales of licensed products and 1% of net sales of licensed products exceeding $17 million within the same year. The annual royalties payable may be reduced by 50% of any royalties payable to third parties by us or our affiliates or sublicensees on the same net sales, provided that not less than 1% of net sales of licensed products is paid to Emory in any given year. We also agreed to pay minimum annual royalties of $75,000 beginning in 2006 and continuing for the duration of the agreement. These minimum royalties may net against the running royalties payable in the same period. We have also obtained exclusive licenses from the University of Utah for patents covering our electrode array technology and the insertion mechanism used in the surgical placement of the array. These exclusive licenses expire when the patents expire in 2010 and 2011, respectively. Pursuant to the University of Utah license agreement, we are obligated to pay royalties of 2.5% of net sales of licensed products. In addition to the three issued patents described above, multiple patent applications, both licensed and owned, are currently pending with the United States and certain international patent offices, and additional invention disclosures are targeted for submittal this year.

In September 2005, the Company signed a collaborative research and licensing agreement with Brown University. This agreement provides that Cyberkinetics will allow specific researchers at Brown University to access certain human clinical data obtained through the Company’s research and development programs. In exchange for this access, Brown has granted the Company the rights to a range of options to exclusive worldwide licenses for any proprietary inventions derived from the work done by the researchers based upon Cyberkinetics’ data.

Government Regulation.  The U.S. FDA and comparable regulatory agencies in foreign countries regulate extensively the development, manufacture and sale of the medical products that we currently are developing. The FDA has established guidelines and safety standards that are applicable to the nonclinical evaluation and clinical investigation of medical devices and stringent regulations that govern the manufacture and sale of these products. The process of obtaining FDA approval for a new product usually requires a significant amount of time and substantial resources, including financial resources.

Our BrainGatetm System is classified as a Class III medical device under FDA regulations. In the U.S., medical devices are classified into one of three classes (i.e., Class I, II or III) based on the controls deemed necessary (by the FDA) to reasonably ensure their safety and effectiveness. Class III medical devices are subject to the most rigorous regulation. Class III devices, which are typically life-sustaining, life-supporting or implantable devices, or new devices that have been found not to be substantially equivalent to legally marketed devices, must generally receive an FDA Pre-Market Approval (PMA) to ensure their safety and effectiveness. Class III devices are also subject to some of the requirements applicable to Class I and Class II devices, including general controls, such as labeling, pre-market notification, performance standards, post-market surveillance, patient registries and adherence to Quality System Regulations (“QSR”) requirements, which include testing, control and documentation requirements.

A PMA application is the most common route to obtain permission to market and sell a Class III device in the U.S. for a particular indication. A PMA application must be supported by valid scientific evidence, which typically includes extensive information including relevant bench tests, laboratory and animal studies and clinical trial data to demonstrate the safety and effectiveness of the device. The PMA application also must contain a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and the proposed labeling, advertising literature and training materials. By regulation, the FDA has 180 days to review the PMA application. During that time an advisory committee may evaluate the application and provide recommendations to the FDA. Advisory committee reviews often occur over a significantly protracted period, and a number of devices for which FDA approval has been sought have never been cleared for marketing. In addition, modifications to a device that is the subject of an approved PMA, or to its labeling or manufacturing process, may require the submission of PMA supplements or new PMAs and additional approval by the FDA.

The FDA also provides that certain devices can be distributed under an HDE rather than a PMA. In order for a device to be eligible for an HDE a qualifying target patient population — of less than 4,000 patients per year for which there is currently no other available therapy — must be approved by the FDA. The FDA’s approval of an HDE to treat that qualifying patient population then requires demonstration that the device is safe for its intended application, that it is potentially effective, and that the probable benefits outweigh the associated risks. Adoption of an HDE device within an institution is subject to Institutional Review Board (“IRB”) approval. The regulatory hurdle for an HDE, while far from negligible, is therefore significantly less burdensome than that for a PMA. A device distributed under an HDE may be sold, but compensation may not exceed recovery of costs, including cumulative research and development costs, as well as the costs of manufacturing and distribution.

If clinical trials of a device are required to obtain FDA approval, the sponsor of the trial is required to file an IDE, application prior to commencing clinical trials. The IDE application must be supported by data, which typically include the results of extensive device bench testing, animal testing performed in conformance with Good Laboratory Practices and formal laboratory testing and documentation in accordance with appropriate design controls and scientific justification. If the FDA approves the IDE application, and the IRB at the institutions at which the clinical trials will be performed approve the clinical protocol and related materials, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Sponsors of clinical trials are permitted to charge for investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

The BrainGatetm System is subject to the IDE and PMA processes and QSR requirements. In 2004, the FDA approved our IDE application with regulatory permission to commence the initial clinical trial of the BrainGatetm System. The initial clinical trial is subject to periodic review and to the readiness of each collaborating medical center, including training of its surgical and post-operative care teams and approval of the clinical trial protocol by the hospital’s IRB.

We anticipate that we will seek initial FDA approval of the BrainGatetm System for a limited category of indications and patients through an HDE, and subsequent approval via PMA for additional indications and patient populations. After the initial regulatory approval, we will need to complete additional clinical testing and request supplemental approvals for additional indications and broader marketing claims. If we obtain approval of the BrainGatetm System in this manner, the FDA may initially impose restrictions on use of the BrainGatetm System. Nevertheless, we believe that this phased approach will permit us to obtain initial marketing approval for the BrainGatetm System more quickly than if we were to seek a broader approval from the outset. We will be subject to continuing regulation, including compliance with QSR, adverse event reporting requirements and prohibitions on promoting a product for unapproved users.

In August and September 2004, we filed two 510(k) applications with the FDA on the two major components of the NeuroPorttm System. In March 2005, we received 510(k) clearances for the NeuroPorttm System. We completed the necessary manufacturing upgrades in 2005 and anticipate a limited market introduction of the NeuroPorttm System in 2006. Cyberkinetics expects to place the NeuroPorttm System at key research institutions and with thought-leaders with access to significant numbers of patients in specific target indications. These institutions and researchers will gather important clinical data to validate the usefulness of NeuroPorttm System for sensing signals relevant to and predictive of those indications, as well as report those data at appropriate scientific meetings.

Clinical Trials.  We have received an IDE from the FDA to conduct a pilot clinical trial of the BrainGatetm System. The FDA approval of our IDE application, and the IRB approval (at the individual institutions where the clinical trials will be performed) of the clinical protocol and related materials, allow clinical trials to begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect such plan’s scientific soundness or the rights, safety or welfare of human subjects. This pilot clinical trial of the BrainGatetm System is currently in process. The trial is designed to demonstrate both the safety and the feasibility of a thought-based interface with a personal computer, which might replace the use of hands on a keyboard and mouse. More specifically, the study is designed to test and support three successive objectives:

•	demonstrate that the BrainGatetm System is able to detect neural signals from the motor cortex during the duration of the study;

•	demonstrate that those with quadriplegia are able to modulate the activity of their motor cortex and that the BrainGatetm System can use those neural signals to give the patient control of a cursor on a computer using patient thought; and

•	assess the patient’s ability to use the BrainGatetm System to perform tasks similar to those required to operate a personal computer.

In July 2005, we received approvals from the FDA and the IRBs at the three participating clinical sites to expand the patient eligibility criteria in the BrainGatetm trial protocol to include non-speaking, or “locked-in,” participants, as well as individuals with less severe paralysis in the upper body. “Locked-in” syndrome is characterized by complete paralysis of voluntary muscles in all parts of the body except for those that control eye movement. The condition may result from traumatic brain injury, disease or from other causes. Individuals with locked-in syndrome are conscious, can think and reason, though they are unable to speak or move. Communication may be possible with blinking eye movements. With the FDA and IRB approvals, we expect to be able to recruit from a larger potential pool of patients for the ongoing trial.

In August 2005, we received approvals from the FDA, under an IDE, and certain IRBs to conduct a new pilot clinical study of the BrainGatetm System in individuals diagnosed with ALS, or other progressive motor neuron diseases. The study will be conducted at Massachusetts General Hospital.

According to the trial protocol, the Company may enroll up to five patients in the pilot trial phase. Each participant in the trial will be evaluated for a period up to 12 months. Following completion of the pilot clinical trial, we intend to conduct additional trials to support FDA clearance of our products. At this time, four patients have been implanted with the BrainGatetm System in connection with these trials.

Early Clinical Observations.  We have two pilot clinical studies currently involving the Company’s BrainGatetm System. The first trial is for those with quadriplegia due to spinal cord injury, stroke or muscular dystrophy (“SCI trial”); and the second is for those diagnosed with ALS or other motor neuron diseases (“ALS trial”). The Company currently has a total of three participants enrolled in the two pilot clinical trials, including two in the SCI trial and one in the ALS trial. As reported at previous scientific meetings, the first participant in the pilot trial was implanted with a BrainGatetm System in June 2004, and has participated in dozens of weekly clinical efficacy sessions in which the system has been connected to the patient and its operation tested, as well as additional research sessions. The first participant successfully completed the one-year testing period according to the trial protocol and his implant was removed in late 2005. The Company intends to utilize the data collected from the retrieved implant to improve engineering of future products used in the Company’s clinical trials of the BrainGatetm System. Based on repeat sessions with this first patient, we have observed the following:

•	the surgical procedure to implant the BrainGatetm System went as planned and no adverse events have been reported related to the implanted device to date.

•	the BrainGatetm System has been observed over repeated sessions to be capable of detecting, transmitting and analyzing neural signals.

•	following implantation , the first participant in the clinical study, who has a spinal cord injury which was incurred approximately three years prior to his implant procedure, could immediately modulate the output of his motor cortex in response to commands to imagine movement. For example, when asked to imagine moving his hand toward the left, specific neurons in his motor cortex activated immediately. Some of these same neurons did not activate when the participant was asked to imagine movements in different directions. This tuning of specific neurons to specific movement direction is similar to observations made in preclinical studies.

•	using the BrainGatetm System, we have been able to provide the first participant with a cursor that he could immediately control using thought. The first participant was able to use this thought-based cursor control to perform a number of tasks in the pilot trial. For example, he was able to use this cursor control to operate basic computer games and to control the operation of a television set using remote control.

•	using the BrainGatetm System, we have been able to detect specific signals related to certain imagined hand gestures. For example, when we asked the first patient to imagine opening and closing his fist, we could detect a clear pattern of activity associated with that imagined hand gesture. Our ultimate goal is to translate these gestures into the equivalent of keystrokes or switches that could be used in the BrainGatetm System interface.

The results observed in the first participant are preliminary. There can be no assurance that these results will be replicated in additional subjects. Significant additional clinical studies must be completed before we can apply to the FDA for permission to make specific safety and efficacy claims related to the BrainGatetm System.

Employees.  At December 31, 2005, we employed 35 full-time employees. We believe that our relationship with our employees is good.

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

Recent Developments.  In February 2006, we acquired Andara Life Science, Inc. (“Andara”), an Indiana corporation, through the merger of a wholly owned subsidiary of Cyberkinetics with and into Andara (the “Andara Merger”). Prior to its acquisition by us, Andara was a privately held company engaged in the development of a portfolio of programs related to the repair and regeneration of neural tissues, which were developed at the Center for Paralysis Research at Purdue University.

Andara was acquired pursuant to the terms and conditions of an Agreement and Plan of Merger dated February 14, 2006 (the “Andara Merger Agreement”), among the Company, Andara and Andara Acquisition Corp. (“Acquisition”), a wholly-owned subsidiary of the Company, on the filing of a Certificate of Merger in the State of Delaware and Articles of Merger in the State of Indiana. Acquisition merged with and into Andara and all of the issued and outstanding capital stock of Andara was exchanged for an aggregate of 3,029,801 shares of the common stock, $0.001 par value per share (“Common Stock”) of the Company, of which 993,377 shares of Common Stock were issued pursuant to a restricted stock award and subject to forfeiture (the “Restricted Stock”). As a result of the Andara Merger, Andara became a wholly-owned subsidiary of the Company. The Restricted Stock is subject to forfeiture if certain specific milestones are not achieved by the surviving corporation within thirty-six (36) months of the Andara Merger.

ITEM 2.	DESCRIPTION OF PROPERTIES

Facilities.

We lease approximately 6,169 square feet of space in Foxborough, Massachusetts and 11,225 square feet of space in Salt Lake City, Utah. This space is adequate for our purposes for at least the next 12 months. The Foxborough, Massachusetts, lease expires on May 31, 2007. On May 10, 2005, we entered into an amendment to our lease with 100/200 Foxborough Boulevard Realty Trust that increased our space at the Foxborough Facility by approximately 1,600 square feet and our annual rent of approximately $123,000 to $148,000. We renewed the lease on our engineering and manufacturing facility in Salt Lake City, Utah, on January 28, 2005. The initial term of the lease expires on November 30, 2009 and we have an option to renew the lease at the end of the initial lease term for one additional five year period.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock; Related Information

Our common stock is approved for quotation on the Over-the-Counter Bulletin Board under the trading symbol “CYKN.” From December 10, 2003 through October 11, 2004, we traded under the symbol “TGRV.” A trading market for our common stock did not develop until October 15, 2004. The following table sets forth the high and low bid prices for our common stock on a post-split basis for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low

Fiscal Year Ended 2005
Fourth Quarter	$1.90	$1.20
Third Quarter	$2.65	$1.30
Second Quarter	$3.55	$1.20
First Quarter	$5.00	$1.95

Fiscal Year Ended 2004
Fourth Quarter	$8.00	$2.50

At March 27, 2006, there were approximately 121 holders of record of our common stock and no holders of record of our preferred stock. The closing sales price of our common stock on March 27, 2006 was $1.43 per share, as reported on the Over-The-Counter Bulletin Board.

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

This Annual Report on Form 10-KSB contains forward-looking statements. Our actual results could differ materially from those set forth herein as a result of a number of factors, including, without limitation, general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this Annual Report on Form 10-KSB. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. See “Special Note Regarding Forward Looking Statements” below.

Overview

Cyberkinetics.  We are a medical device company specializing in the development of neural implants that can interact with the brain and the nervous system at the level of individual cells. We intend to use our core technology to develop a portfolio of implantable medical devices that can detect and interpret brain activity in real time at the cellular level as the basis for diagnosis and treatment of a broad range of neurological conditions. Our product pipeline currently includes: a line of research products to support leading-edge, pre-clinical neuroscience research; the NeuroPorttm System, which is a recently 510(k)-cleared entry in the market for invasive neurosurgical monitoring; and the BrainGatetm System, currently in clinical evaluation, which is intended to allow a disabled person to control a computer using thought alone. Our strategy is to leverage our core proprietary technology to establish ourselves as a leader in the fields of functional restoration (i.e., the ability to communicate with electrical devices to perform those functions that the body is no longer able to perform autonomously or on command) and in monitoring and treating neurological disorders. We also manufacture and market a line of neural recording arrays and data acquisition systems to researchers.

We have a limited history of operations and, through December 31, 2005, we have generated limited revenues from product sales. We have also generated revenue from grant income. The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the NeuroPorttm and BrainGatetm Systems.

We have been unprofitable since Cyberkinetics’ inception in May 2001 and we expect to incur substantial additional operating losses for at least the foreseeable future as we continue to expand our product development activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial performance are not necessarily indicative of our future operating results. We have incurred substantial net losses since inception. As of December 31, 2005, our accumulated deficit was $21,998,000. We expect to incur substantial and increasing losses for the next several years as we:

•	continue to develop the BrainGatetm System and the NeuroPorttm System;

•	continue to enroll new patients in our clinical study(ies);

•	develop and commercialize our product candidates, if any, that receive regulatory approval;

•	continue to expand our research and development programs;

•	acquire or in-license products, technologies or businesses that are complementary to our own; and

•	increase our general and administrative expenses related to operating as a public company.

We have financed our operations and internal growth primarily through private placements of equity securities, funding through capital lease and debt facilities as well as to a much more limited extent through revenue from product sales and sponsored research. Our business is subject to significant risks, including, but not limited to, the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing intellectual property rights. Accordingly, our activities to date are not as broad in depth or in scope as the activities we may undertake in the future, and our operating results or financial position or our ability to operate profitably as a commercial enterprise are not indicative of our future operating results.

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

In February 2006, we acquired Andara Life Science, Inc. (“Andara”), an Indiana corporation, through the merger of a wholly owned subsidiary of Cyberkinetics with and into Andara (the “Andara Merger”). Prior to its acquisition by us, Andara was a privately held company engaged in the development of a portfolio of programs related to the repair and regeneration of neural tissues, which were developed at the Center for Paralysis Research at Purdue University.

Andara was acquired pursuant to the terms and conditions of an Agreement and Plan of Merger dated February 14, 2006 (the “Andara Merger Agreement”), among the Company, Andara and Andara Acquisition Corp. (“Acquisition”), a wholly-owned subsidiary of the Company, on the filing of a Certificate of Merger in the State of Delaware and Articles of Merger in the State of Indiana. Acquisition merged with and into Andara and all of the issued and outstanding capital stock of Andara was exchanged for an aggregate of 3,029,801 shares of the common stock, $0.001 par value per share (“Common Stock”) of the Company, of which 993,377 shares of Common Stock were issued pursuant to a restricted stock award and subject to forfeiture (the “Restricted Stock”). As a result of the Andara Merger, Andara became a wholly-owned subsidiary of the Company. The Restricted Stock is subject to forfeiture if certain specific milestones are not achieved by the surviving corporation within thirty-six (36) months of the Andara Merger.

Research and Development.  Our research and development activities have been primarily focused on the development of the NeuroPorttm System and the pilot clinical trial of the BrainGatetm System. Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, non-cash stock compensation expense for non-employees, costs associated with the clinical trials of our product candidates, supplies and materials, costs for consultants and related contract research, depreciation and facility costs. We charge all research and development expenses to operations as they are incurred.

In the future, the rate of spending on the BrainGatetm System is likely to increase as additional clinical trials are performed. The initial version of the BrainGatetm System is not expected to be commercially launched for at least two to four years, if at all. We have also initiated development of a completely implantable sensor and signal transmission system for long-term use that can be operated by the user outside of the hospital setting which will take longer to develop and is expected to be launched after the initial version of the BrainGatetm System. While we cannot estimate with any certainty the time required for commercial approval of the BrainGatetm System, we expect that we will need to raise substantial additional capital in order to reach breakeven from the sales of advanced neurological products.

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

The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when, if ever, any net cash inflow from any of our current product candidates will commence.

Results of Operations

The following table sets forth certain statement of operations data for the periods indicated:

	Year Ended December 31,
	2005	2004	2003

Consolidated Statement of Operations Data:
Product sales	$779,000	$653,000	$509,000
Grant income	280,000	884,000	775,000

Total revenues	1,059,000	1,537,000	1,284,000
Operating expenses	10,156,000	8,617,000	4,863,000

Operating loss	(9,097,000)	(7,080,000)	(3,579,000)

Other income (expense), net	(229,000)	(11,000)	59,000

Net loss	(9,326,000)	(7,091,000)	(3,520,000)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(625,000)	(657,000)

Net loss attributable to common stockholders	$(9,326,000)	$(7,716,000)	$(4,177,000)

Years Ended December 31, 2005 and 2004

Revenues

Product Sales and Gross Margin.  Since the Company’s inception in May 2001, our business focus has been on the development of our advanced neurological products, such as the NeuroPorttm and BrainGatetm Systems. Although we also continue to sell our BIONIC® products, we expect that sales from the BIONIC® products will continue to be limited and continue to fluctuate. For the year ended December 31, 2005, overall product sales, including sales of BIONIC® products and NeuroPorttm System, increased $126,000 to $779,000 from $653,000 for the year ended December 31, 2004. The 19% increase in sales was principally related to an increase in the selling price of certain product lines and the sale of a custom NeuroPorttm unit. The gross margin on product sales was approximately 76% and 60% for the year ended December 31, 2005 and 2004, respectively. The increased gross margin is not indicative of future operating results and is a result of the increases in the selling prices per unit, the recognition of $60,000 of revenue during 2005 that had previously been deferred and the sale of the custom NeuroPorttm System. The costs associated with $60,000 of deferred revenue were recognized at the time the sale was made in 2003. Because the custom NeuroPorttm unit sold during the period is still under development, certain costs which normally would have been charged to cost of sales were expensed as incurred to research and development. For the years ended December 31, 2005 and 2004, customers to whom sales exceeded 10% of each year’s respective total product sales were as follows:

Customer	2005	2004

UNAM	26%	—%
Stanford University	15	—
KU Leuven	13	—
United Scientific USA, Inc	10	—
Brown University	1	22
Cold Spring USA Corporation	—	20
The Bionic Ear Institute	1	12
VA Med Ctr. MA	—	10

Grants.  Revenue from grants decreased $604,000 to $280,000 for the year ended December 31, 2005, from $884,000 for the year ended December 31, 2004. The decrease in grant income was anticipated and resulted from the completion of a majority of our existing Small Business Innovative Research (“SBIR”) contracts during 2005. This decrease was compounded by the unavailability of research and development staff to work on grant-related activities. We did not submit any SBIR grant applications during 2005 because of uncertainties concerning the future availability of these types of grants to public companies. We have identified and applied for several new grant and contract opportunities from various federal agencies, other than SBIR grants, that may provide funding for research activities in 2006. As a result of our efforts to seek new sources of funding, in October 2005, we were awarded a subcontract under a grant issued to Case Western Reserve University (Case) by the National Center for Medical Rehabilitation Research (NCMRR), a component of the National Institute of Child Health and Human Development (NICHD). We are scheduled to receive up to $2.3 million from the subcontract over the five-year period covered by the grant. We are currently finalizing the subcontract with Case and expect to recognize revenue under this agreement in 2006. There can be no assurance, however, that we will receive the full $2.3 million potential of the new grant or receive any additional funding from any other grant or contract opportunities applied for by us until each selection process is finalized and the applicable grant or contract is awarded.

Expenses

Research and Development.  Research and development expenses increased $1,278,000 to $5,587,000 for the year ended December 31, 2005 from $4,309,000 for the year ended December 31, 2004. Compensation and travel expense for our research and development staff increased $561,000 as we continued to increase our research and development efforts and add personnel. In addition, license fees increased $140,000 due to a non-cash equity compensation expense of $90,000 for warrants issued to Brown University Research Foundation (“BURF”) that vested during the quarter and $50,000 in minimum fees due under the license agreement with BURF. The remaining $577,000 is primarily comprised of development, manufacturing and facilities related costs associated with activities required to launch the NeuroPorttm System, the additional patient enrollment and other related costs associated with the ongoing pilot clinical trial and additional development of the BrainGatetm System and additional depreciation expense from new equipment.

Sales and Marketing.  Sales and marketing expenses increased $33,000 to $331,000 for the year ended December 31, 2005, from $298,000 for the year ended December 31, 2004. The increase was the result of additional sales efforts associated with the research products business as well as the initial marketing materials and efforts to support the launch of the NeuroPorttm System.

General and Administrative.  General and administrative expenses increased $303,000 to $4,050,000 for the year ended December 31, 2005, from $3,747,000 for the year ended December 31, 2004. The increase was mainly attributable to higher compensation and travel expense of $286,000 for existing staff and the expansion of the management team, an increase in costs associated with the first full year operating as a public company and other increased business activities of approximately $400,000 offset by a reduction of approximately $383,00 in audit, legal, and consulting fees primarily associated with the services performed in connection with the Merger during the year ended December 31, 2004.

Other Income and Expenses

Other Income (Expense), Net.  Interest income increased $138,000 to $178,000 for the year ended December 31, 2005, from $40,000 for the year ended December 31, 2004. The increase in interest income was primarily the result of higher average invested balances. Interest expense increased $355,000 to $406,000 for the year ended December 31, 2005 from $51,000 for the year ended December 31, 2004. The increase was related to the cash draw down on our line of credit, amortization of deferred financing costs associated with warrants issued in connection with obtaining the line of credit as well as interest expense associated with borrowings for equipment purchases under the capital lease line.

Net Loss

Net Loss.  Net loss increased by $2,235,000 to $9,326,000 for the year ended December 31, 2005, from $7,091,000 for the year ended December 31, 2004. The increase is primarily the result of operating expenses associated with an increase in compensation expense related to existing and additional staff, the costs associated with readying the NeuroPorttm System for sale, the costs of additional patient enrollment and other related costs associated with the ongoing pilot clinical trial and additional development of the BrainGatetm System, the costs associated with operating as a public company and a reduction in grant revenue as certain contracts were completed. The net loss attributable to common stockholders for the year ended December 31, 2004 includes dividends and accretion for redeemable convertible preferred stock. In connection with the Merger, all of our preferred stock was converted to common stock and therefore there are no dividends or accretion charges after October 2004. Net loss per common share decreased $0.65 per share to $0.51 per share for the year ended December 31, 2005, from $1.16 for the year ended December 31, 2004. The decrease in net loss per share is due to an increase in the weighted-average common shares outstanding. The weighted-average common shares outstanding increased 11,727,000 to 18,387,000 at December 31, 2005, from 6,660,000 at December 31, 2004, as a result of the conversion of 9,419,000 shares of Series A Redeemable Convertible Preferred Stock in connection with the Merger, 2,000,000 shares issued in connection with a private placement completed in November 2004 and 9,836,000 shares issued in connection with a private placement completed in September 2005.

Years Ended December 31, 2004 and 2003

Revenues

Product Sales.  Product sales increased $144,000 to $653,000 for the year ended December 31, 2004 from $509,000 for the year ended December 31, 2003. The increase in product sales is attributable to an overall 35% increase in the selling price per unit, offset by a 7% decrease due to phasing out certain line items and changes in product mix. The gross margin on product sales was approximately 60% and 49% for the years ended December 31, 2004 and 2003, respectively. The increase in gross margin is a result of the increases in the selling prices per unit. Our business focus since inception in May 2001 has been the development of our advanced neurological products, such as the BrainGatetm system. We expect that our sales from the BIONIC® products will continue to be limited and continue to fluctuate in the future. For the years ended December 31, 2004 and 2003, customers to whom sales exceeded 10% of each year’s respective total product sales were as follows:

Customer	2004	2003

Brown University	22%	14%
Cold Spring USA Corporation	20	—
The Bionic Ear Institute	12	—
VA Med Ctr. MA	10	—
Stanford University	—	13
Laval University, Centre Hospitalier Robert Giffard of Beauport QC (Canada)	—	12
Unique Medical Distribution of Japan DBA Egg Co	9	12
The University of Southern California	—	11

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

Liquidity and Capital Resources

Since inception we have financed operations and internal growth primarily through private placements of equity securities, funding through capital leases and other debt facilities, as well as through revenue from product sales and sponsored research. We received net proceeds of $25,234,000 from the private placement of equity securities through December 31, 2005. We also borrowed an additional $3,963,000 through December 31, 2005 under a line of credit and a capital lease line. As of December 31, 2005, we had $11,346,000 of cash and cash equivalents on hand.

Net cash used in operating activities was $7,179,000 for the year ended December 31, 2005. The primary use of cash was to fund our operating losses. The net loss for the year ended December 31, 2005 was $9,326,000. Included in this loss were non-cash expenses totaling $2,065,000 primarily consisting of stock-based compensation expense of $1,649,000, depreciation and amortization expense of $299,000 and non cash interest expense of $117,000. The use of cash for operations included costs associated with preparing for the NeuroPorttm System launch, expansion of our other development programs, costs associated with the ongoing clinical trials of the BrainGatetm System and costs associated with operating as a public company. Cash generated by working capital changes include an increase of $303,000 in accrued expenses and $151,000 in accounts payable due to the timing of payments related to employee compensation expenses, professional and consulting services. These changes were partially offset by a use of cash resulting from an increase of $48,000 in accounts receivable due to the amount and timing of product sales and grant income; an increase of $113,000 in inventory related to the initial build of inventory for the NeuroPorttm System launch, an increase of $212,000 in other net assets mainly related to prepayment of insurance premiums for 2006 and a reduction in deferred revenue. Our prior operating costs are not representative of our expected on going costs. As we market and prepare for the launch of the NeuroPorttm System and continue development of the BrainGatetm System, we expect our cash operating expenses to continue to increase for the foreseeable future.

Net cash used in investing activities was $346,000 for the year ended December 31, 2005. We used cash to purchase equipment to be used primarily for manufacturing and research and development activities and to upgrade and expand our operations in both our Salt Lake City, Utah and Foxborough, Massachusetts facilities.

Net cash provided by financing activities was $13,639,000 for the year ended December 31, 2005. On March 31, 2005, we entered into a one-year revolving line of credit agreement (the “Line of Credit”) for up to $3,000,000 with a financial institution. Borrowings were collateralized by our assets, excluding intellectual property. We agreed not to sell, transfer or otherwise dispose of our intellectual property rights outside the ordinary course of business, except with the prior consent of the financial institution. The Line of Credit provided for customary conditions to our ability to borrow, as well as customary covenants and default provisions; the Line of Credit also contained certain acceleration clauses. Borrowings under the line bore interest at prime rate plus 3 percent. Interest was payable monthly, and the principal was due on March 30, 2006. We also issued a ten-year warrant to purchase 71,429 shares of common stock at an exercise price of $2.10 per share to the financial institution. On May 4, 2005, we drew down the $3,000,000 under the Line of Credit.

We have financed a portion of our property and equipment purchases through the establishment of equipment lines of credit. During 2005 we received proceeds from a capital lease line of $265,000 and we used approximately $207,000 to make payments under the capital lease line.

On September 26, 2005, we completed a private placement whereby we sold 9,536,000 shares of our common stock (the “Shares”) and issued warrants to purchase another 4,768,000 shares of our common stock to accredited investors. The Shares were issued at a purchase price of $1.20 per share pursuant to the terms of the Securities Purchase Agreement entered into by us and each of the investors, resulting in net proceeds, assuming no exercise of warrants issued, of $10,661,000. Each of the investors received a five-year warrant to purchase up to fifty percent (50%) of the number of shares purchased by such investor in the private placement at an exercise price per share of $1.60.

On December 27, 2005, we entered into a Loan and Master Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (the “Lender”). The Loan Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 million is available immediately (“Tranche 1”) and the remaining $2,000,000 becomes available upon the achievement of certain milestones. As a condition to borrowing any funds under Tranche 1, we were required to pay all amounts outstanding and due under the Line of Credit and fully satisfy and discharge all liens, claims and encumbrances on our property and intellectual property arising from the Line of Credit. Upon the execution of the Loan Agreement, we issued to the Lender a warrant to purchase 71,301 shares of common stock at an exercise price of $1.40 per share. This warrant was valued at $97,246 calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.75%, no dividend yield and a 10-year term. On January 5, 2006, we paid all amounts due and owing under the Line of Credit. On January 10, 2006, we borrowed $4,000,000 million under Tranche 1 (the “Loan”). The Loan bears interest at 10.72% annually and interest only is payable for six months; thereafter, the Loan is payable in thirty equal monthly payments of principal plus interest. If we fail to pay any obligation when due under the Loan, the Lender may declare that the Loan immediately due and payable. In connection with the execution of the Loan, we issued to the Lender a ten year warrant to purchase 55,944 shares of the common stock at an exercise price of $1.79 per share. This warrant was valued at $77,918 calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.75%, no dividend yield and a 10-year term.

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

We expect to continue to incur negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing capital resources as of December 31, 2005 will be sufficient to meet our operating expenses and capital requirements through at least December 2006. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of our existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell additional equity securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all. Having insufficient funds, we may be required to delay, scale back or eliminate some of our research and development activities or delay the launch of our product candidates. If the Company is unable to raise sufficient additional financing we will not be able to continue our operations.

We may seek to increase our cash reserves by obtaining additional funding through public or private financing, including the placement of shares of preferred or common stock, collaborative arrangements with strategic partners, additional borrowing on our Loan or a combination.

Contractual Obligations

Below is a table setting forth contractual obligations (including interest payments as applicable) as of December 31, 2005, which also includes the payment in full of $3,000,000 outstanding under the Line of Credit on January 5, 2006 and the subsequent draw down of $4,000,000 under the Loan on January 10, 2006:

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

Operating Lease	$334,000	$446,000	$182,000	$—	$962,000
Capital Lease Obligations	321,000	344,000	22,000	—	687,000
Loan Obligations	850,000	3,662,000	305,000	—	4,817,000
Minimum Royalties	75,000	150,000	150,000	150,000	525,000

Total	$1,580,000	$4,602,000	$659,000	$150,000	$6,991,000

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements.

Dividends and Distributions

We have not paid any cash dividends to date. We intend to retain our future earnings, if any, and we do not anticipate paying cash dividends on either class of our stock in the foreseeable future.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

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

We recognize revenues from research grants as reimbursable eligible costs are incurred. Eligible costs typically include direct labor costs, other direct costs as outlined in the grant, such as lab materials and supplies and consulting costs, and an overhead allocation as specifically defined by the grant. In accordance with Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record grant revenues on a gross basis as we are the primary obligor with respect to our research and development activities. We are subject to grant audits as required by the Department of Health and Human Services. Audits may result in adjustments to the amount of grant revenues recorded and funds received. Historically, we have not been required to make any adjustments to the amount of grant revenues recorded and funds received as a result of grant audits.

We have continued to market our BIONIC® line of research products and continue to expect revenues from sales of equipment. However, this revenue is not predictable and will fluctuate from period-to-period. There can be no assurance that we will continue to receive grant revenue and we currently expect that grant revenue will continue to decline significantly. Future grant research contracts are dependent on applications by us to various governmental agencies and are based on a competitive award process. We have not submitted any SBIR grant applications during 2005. Additionally, there are uncertainties concerning the future availability of these types of grants to public companies. Therefore, we are not anticipating any new SBIR grant income. We have identified and applied for several new grant and contract opportunities from various federal agencies, other than the SBIR, that may provide funding for research activities in 2006. There can be no assurance, however, that we will receive any additional funding from any other grant or contract opportunities applied for by us until each selection process is finalized and the applicable grant or contract is awarded. The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the BrainGatetm System.

Accounts Receivable.  Accounts receivable represent amounts due from customers for goods shipped. We extend 30-day payment terms to our customers, and we do not require collateral. We periodically assess the collectibility of our receivables and establish reserves, as necessary, based on various considerations including customer credit history, payment patterns, and aging of accounts. Once management determines an account receivable is not collectible, the account is written off. We have not experienced significant collection problems to date. If our collection history or aging of accounts receivable deteriorates, we may have to record a charge to operations to establish an allowance for doubtful accounts.

Inventories.  Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist of raw materials, work-in-process and finished goods. We periodically review our inventory for excess, obsolescence or quality issues. Should we conclude that we have inventory for which we cannot recover our costs as a result of such review, we would have to record a charge to operations classified as cost of products sold.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151, a product of the FASB’s efforts to achieve short-term convergence with the International Accounting Standards Board (IASB), clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2005. The Company does not believe the adoption of this standard will have a material impact on results of operations.

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

We have decided to use the modified prospective method to adopt the requirements of this statement.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement for APB Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to financial statements for prior periods, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We are required to adopt the provisions of SFAS 154 for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. At this time, we do not believe the adoption of this standard will have a material impact on our results of operations.

RISK FACTORS

Any investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained in our prospectuses filed with the Securities and Exchange Commission before deciding whether to purchase our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed significantly. The trading price of our stock could decline, and you may lose all or part of your investment in our Common Stock. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which are beyond our control. See also “Special Note Regarding Forward-Looking Statements.”

Risks Related To Our Business

We have incurred significant operating losses since inception and we cannot assure you that we will ever achieve profitability.

Since our inception in 2001, we have incurred losses every quarter. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred significant net losses since inception, including net losses of $9,326,000 in 2005, $7,091,000 in 2004 and $3,520,000 in 2003. At December 31, 2005, we had an accumulated deficit of $21,998,000. We anticipate that we will continue to incur operating losses for the foreseeable future and it is possible that we will never generate substantial revenues from product sales.

We are an early stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

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

Over the last ten years a number of products based on long-term implantable devices in the brain and nervous system have been developed and this market is referred to as neurotechnology. The neurotechnology market is subject to rapid technological change and product innovation. Our competitors may succeed in developing or marketing superior products, using neurotechnology or other competitive technologies. If we are unable to compete successfully in the development of new neurotechnology products, or if new and effective therapies not based on neurotechnology are developed, our products could be rendered obsolete or non-competitive. This would materially adversely affect our business.

If we fail to obtain approval, or fail to maintain any approvals we have received, from the U.S. Food and Drug Administration (“FDA”) and from foreign regulatory authorities, we will not be allowed to market or sell the BrainGatetm System, the NeuroPorttm System or other products in the United States or other countries.

We are a clinical development medical device company focused on the development of neurotechnology products that record, monitor and analyze brain electrical activity, and further allow such complex signals from the brain, to be interpreted by computer equipment. We intend to develop implantable medical devices and software and hardware for human use that will be designed to detect and interpret brain activity in real time. Our product candidate, the BrainGatetm System, is intended to allow people with quadriplegia to control computers using the technology identified above. The BrainGatetm System has received Investigational Device Exemption approval and is undergoing pilot clinical evaluation.

If we cannot demonstrate through clinical testing on humans or other means that the system or other new products under development and testing are safe and effective, we will not be able to obtain regulatory approvals in the U.S. or other countries for the commercial sale of these products.

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

Another product, the NeuroPorttm System, is intended to allow post-operative recording and monitoring of brain electrical activity, for use during neurological procedures where the cortex of the brain is exposed via a craniotomy in order to allow short-term monitoring of the brain’s activity. In March 2005, we obtained 510(k) clearances for the NeuroPorttm System. We have completed the necessary manufacturing upgrades in 2005 and anticipate a limited market introduction of the NeuroPorttm System in 2006. If we are not able to obtain regulatory approvals for use of the BrainGatetm System or our other products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited.

We may seek to market the BrainGatetm System and our other new products in international markets, including the European Union and Japan. We must obtain separate regulatory approvals in order to market our products in other jurisdictions. The approval processes may differ among those jurisdictions, and approval in the U.S. or in any other particular jurisdiction does not ensure approval in any other jurisdictions. Obtaining foreign approvals could result in significant delays, difficulties and costs for us, and require additional trials and additional expense.

If we fail to develop products, we will not achieve significant revenues and we would unlikely be able to continue our current level of operations and would be unable to meet our long-term growth plans.

Our future business and financial success will depend on our ability to continue to introduce new products and upgrade products into the marketplace. Developing new products and upgrades to existing and future products imposes burdens on our research and development department and our management. This process is costly, and we cannot assure you that we will be able to successfully develop new products or enhance any future products. We incurred research and development costs of $5,587,000 and $4,309,000 for the years ended December 31, 2005 and 2004, respectively. In addition, as we develop the market for neurotechnology devices, future competitors may develop desirable product features earlier than we do. Such developments could make our competitors’ products less expensive or more effective than our products and could render our proposed products obsolete or unmarketable. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects will suffer.

Testing of our new products will involve uncertainties and risks, which could delay or prevent new product introductions, require us to incur substantial additional costs or result in the failure to bring our products to market.

Development and testing of any medical device is often extensive, expensive and time-consuming. Some of the tests for our products may require months or years to perform, and it may be necessary to begin these tests again if we modify our products to correct a problem identified in testing. Even modest changes to certain components of our products can take months or years to complete and test. If results of pre-clinical or clinical testing of our products under development indicate that design changes are required, such changes could cause delays that would adversely affect our results of operations and cash flows. A number of companies in the medical industry have suffered delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing or clinical testing. In the event that we suffer setbacks in the pre-clinical or clinical testing of our products, our products may be delayed, require further funding, and may never be brought to market.

Patient complications that may occur in clinical testing conducted by us (or in clinical testing conducted by other companies) and the resulting publicity surrounding these complications may result in greater governmental regulation of future product candidates and potential regulatory delays relating to testing or approval.

Even if we obtain the requisite approval, the commercial success of our proposed products will depend in part on public acceptance. Public attitudes may be influenced by claims that our proposed products are unsafe, and such products may not gain the acceptance of the public or the medical community. Negative public reaction could result in greater governmental regulation, stricter clinical trial oversight or commercial product labeling requirements of neurotechnology products, resulting in higher compliance costs, and could negatively affect demand for any products that we may develop.

Failure to obtain necessary government approvals for new products or for new applications for existing products would mean we could not sell those new products, or sell any existing products for those new applications.

Our proposed products are medical devices, which are subject to extensive government regulation in the U.S. and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either a PMA or a 510(k) clearance from the FDA with respect to each application for which we intend to market it. Either process can be lengthy and expensive. According to the FDA, the average 510(k) review period was 100 days in 2004, but reviews may take longer and approvals may be revoked if safety or effectiveness problems develop. The PMA process is much more costly, lengthy and uncertain. According to the FDA, the average PMA submission-to-decision period was 176 days in 2004; however, reviews may take much longer and completing a PMA application can require numerous clinical trials and require the filing of amendments over time. The result of these lengthy approval processes is that a new product, or a new application for an existing product, often cannot be brought to market for a number of years after being developed. If we fail to obtain or maintain necessary government approvals of our new products or new applications for any existing products on a timely and cost-effective basis, we will be unable to market the affected products for our intended applications.

If we obtain regulatory approval of our products, the products will be subject to continuing review and extensive regulatory requirements, which could affect the manufacturing and marketing of our products.

The FDA continues to review products even after they have received initial approval. If the FDA approves the BrainGatetm System, or our other products under development, and although the NeuroPorttm System has received 510(k) clearance, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with quality systems regulations (“QSR”), adverse event reporting requirements and prohibitions on promoting a product for unapproved uses.

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

Even if our products are successfully developed and approved by the FDA and corresponding foreign regulatory authorities, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

•	the need to create a market for our new products, the BrainGatetm System and the NeuroPorttm System, and possible limited market acceptance among physicians, medical centers, patients and third party payers;

•	the need for surgeons to develop or be trained in new surgical techniques to use our products effectively;

•	limitations on the number of patients who may have access to physicians and medical centers with adequate training, equipment and personnel to make use of our products;

•	the timing and amount of reimbursement for these products, if any, by third party payers;

•	the introduction by other companies of new treatments, products and technologies, that compete with our products, and may reduce their market acceptance, or make them obsolete; and

•	the reluctance, due to ethical considerations, of physicians, patients and society as a whole to accept new medical devices that are implanted in the brain.

The commercial success of the BrainGatetm System, the NeuroPorttm System and other neurotechnology products will require acceptance by neurosurgeons, neurologists and physical rehabilitation specialists, a limited number of whom significantly influence medical device selection and purchasing decisions. We may achieve our business objectives only if our products are accepted and recommended by leading physicians, which is likely to be based on a determination by these physicians that our products are safe, cost-effective and represent acceptable methods and standards of treatment. We have developed relationships and have made arrangements to work with only a few physiatrists, neurologist and neurosurgeons and we cannot assure that these existing relationships and arrangements can be maintained or that new relationships will be established in support of our products. If neurosurgeons, neurologists and physiatrists do not consider our products to be adequate for the treatment of our target patient populations or if a sufficient number of neurosurgeons, neurologists and physiatrists recommend and use competing products, it would seriously harm our business, financial condition and results of operations.

We may not be able to expand market acceptance of the use of our proposed neurotechnology products, which would severely harm our ability to achieve significant revenues.

Market acceptance of our proposed products will depend on our ability to convince the medical community of the clinical efficacy and safety of such products. Many physicians are still unfamiliar with neurotechnology and the products that have been developed using neurotechnology. Existing drugs and medical devices may be more attractive to patients or their physicians than our proposed products in terms of efficacy, cost or reimbursement availability. We cannot assure you that our proposed products will achieve expanded market acceptance. Failure of our proposed products to gain additional market acceptance would severely harm our business, financial condition and results of operations.

If future clinical studies or other articles are published, or physician associations or other organizations announce positions that are unfavorable to our proposed products, our sales efforts and revenues will be negatively affected.

Future clinical studies or other articles regarding our proposed products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is more accurate or effective than our products or that our products are not as effective as we claim or previous clinical studies have concluded. Additionally, physician associations or other organizations that may be viewed as authoritative could endorse products or methods that compete with our proposed products or otherwise announce positions that are unfavorable to our proposed products. Any of these events may negatively affect our sales efforts and would result in decreased revenues.

If patients choose less invasive or less expensive alternatives to our proposed products, our sales would be negatively impacted.

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

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. The cost of the BrainGatetm System, as well as the cost of implanting the BrainGatetm System into a patient, will be substantial. Without the financial support of the government or third party insurers, the market for our products will be limited. Medical products and devices incorporating new technologies are closely examined by government and private insurers to determine whether the products and devices will be covered by reimbursement, and if so, the level of reimbursement which may apply. We cannot be sure that third party payers will reimburse the sales of our products now under development, or enable us to sell them at profitable prices.

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

We believe that our current cash and cash equivalents plus the cash raised in the September 2005 Private Placement and additional financing under our capital lease line and Loan with GE Capital Corporation are sufficient to meet projected operating requirements through at least December 2006. However, we may seek additional funds from public and private stock or debt offerings, borrowings under credit lines or other sources prior to such time. Our capital requirements will depend on many factors, including:

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

Organizations that provide grants for neurotechnology research and development activities may no longer be able to or may decide to no longer provide money in the form of grants or we and our customers may be prohibited from approaching such organizations for funding, which may adversely affect our research and development activities.

We and our customers have raised money by obtaining grants from the federal government and other organizations to fund research and product development activities using our neurotechnology expertise. The receipt of past grants is not a predictor that we or our customers will choose to or will be able to apply for and receive additional grants in the future. It may be the case that we no longer receive any income from organizations that provide grants, which may adversely affect our ability to fund ongoing research and product development activities. It may also be the case that our customers no longer receive any funding from organizations that provide grants, which may adversely affect their ability to fund the purchase of our neurotechnology equipment and to perform research and development activities, which would in turn adversely affect our sales.

In the past, we have received funding through research grants, such as Small Business Innovation Research (“SBIR”) grants; however, there is no assurance that we will continue to receive or qualify for research grants in the future, which could harm our ability to bring our proposed products to the marketplace.

In the past, we have received SBIR grants to fund a portion of our research expenditures. We have identified and applied for several new grant and contract opportunities from various federal agencies, other than SBIR grants, that may provide funding for research activities in 2006. There can be no assurance, however, that we will receive any additional funding from any other grant or contract opportunities applied for by us until each selection process is finalized and the applicable grant or contract is awarded. If our grant applications are not approved, it may harm our ability to bring our proposed products to the marketplace.

Our success will depend on our ability to attract and retain key personnel and scientific staff. If we fail to attract and retain key personnel and scientific staff, we may be unable to succeed in the neurotechnology market.

We believe future success will depend on our ability to manage our growth successfully, including attracting and retaining scientists, engineers and other highly skilled personnel. Our key employees are subject to confidentiality, trade secret and non-competition agreements, but may terminate their employment with us at any time. Hiring qualified management and technical personnel is difficult due to the limited number of qualified professionals. Competition for these types of employees is intense in the medical field. If we fail to attract and retain personnel, particularly management and technical personnel, we may not be able to achieve long-term success in the neurotechnology market.

If we do not effectively manage our growth, our business resources may become strained and our results of operations may be adversely affected.

We expect to increase our total headcount. This growth may provide challenges to our organization and may strain our management and operations. We may be unable to accurately predict the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver proposed products in a timely manner and our results of operations may be adversely affected.

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

There has been a substantial amount of litigation in the medical technology industry regarding patents and intellectual property rights. The neurotechnology market is characterized by extensive patent and other intellectual property rights, which can create greater potential, in comparison to less-developed markets, for possible allegations of infringement, particularly with respect to newly-developed technology. We may be forced to defend ourselves against allegations that we are infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we are not infringing the intellectual property rights of others or that these rights are invalid or unenforceable, or to protect our own intellectual property rights. Intellectual property litigation is expensive and complex and its outcome is difficult to predict. If we do not prevail in any litigation, in addition to any damages we might have to pay, we would be required to stop the infringing activity, obtain a license, or concede intellectual property rights. Any required license may not be available on acceptable terms, if at all. In addition, some licenses may be nonexclusive, and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products.

If we breach any of the agreements under which we license technology commercialization rights from others, we could lose license rights that are critical to our business.

We license rights to technology that are critical to our business and we expect to enter into additional licenses in the future. We are dependent upon such license rights to develop our proposed products. If we breach any agreement covering such rights and as a result loses license rights, we would be unable to successfully develop our proposed products.

Risks Related To Capital Structure

We may experience fluctuation of quarterly operating results that may cause our stock price to fluctuate.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include: the success of our research and development efforts; our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations; the amount and timing of expenditures by our customers; the amount and timing of capital expenditures and other costs relating to the expansion of our operations; government regulation and legal developments regarding the use of our products; competitive developments; and general economic conditions. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions that could have a material adverse effect on our quarterly results. Due to all of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future quarter.

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

•	negative or unfavorable results of preclinical studies and clinical trials by us, by our collaborators or by our competitors;

•	concern as to, or other evidence of, the safety or efficacy of our products or our competitors’ products;

•	announcements of technological innovations or new products by us or our competitors;

•	press releases concerning our technology or competitive technologies;

•	actual or potential media coverage;

•	U.S. and foreign governmental regulatory actions;

•	actual or anticipated changes in medical device or drug reimbursement policies;

•	developments with our collaborators, if any;

•	developments concerning our patent or other proprietary rights or our competitors (including litigation);

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	status of litigation;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	market conditions for medical device stocks in general; and

•	market conditions of securities traded on the Over-the-Counter (OTC) Bulletin Board.

In addition, the market price for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities in any future offerings;

•	issued and outstanding shares of our common stock becoming eligible for resale pursuant to contractual registration requirements or pursuant to exemptions from registration becoming available following the passage of time;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of us and the medical device industry generally;

•	general economic and other national conditions; and

•	changes in interest rates.

There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

Although our common stock trades on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The NASD (National Association of Stock Dealers) has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “Nasdaq Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

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

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of the Registrant that has satisfied a two-year holding period. In addition to sales pursuant to Rule 144, we registered 25,349,250 securities on a Form SB-2 and 2,180,034 securities on a Post-effective Amendment No. 1 to Form SB-2, which the SEC declared effective on October 31, 2005 and November 1, 2005, respectively. Any substantial sale of common stock pursuant to Rule 144 or pursuant to our October 31, 2005 resale prospectus or our November 1, 2005 resale prospectus may have an adverse effect on the market price of our securities.

Certain of our stockholders hold a significant percentage of our outstanding voting securities, which may have the effect of delaying or preventing a change-in-control.

Oxford Bioscience Partners, Absolute Return Europe Fund Limited, Hunter World Markets, Inc. and The Global Life Science Ventures Fonds II GmbH & Co., KG and their respective affiliates beneficially own, in the aggregate, over 58% of our outstanding voting securities. As a result, these stockholders possess significant influence, giving them the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Certain provisions of our Certificate of Incorporation and Delaware law may make it more difficult for a third party to effect a change-in-control.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or effect a change-in-control.

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

Although we have not identified any material weaknesses in our internal controls over financial reporting to date, the assessment required pursuant to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 may uncover weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on investor confidence and the price of our common stock. Failure to establish and maintain appropriate internal controls over financial reporting, or any failure of those controls once established, could adversely impact our business, financial condition or results of operations or raise concerns for investors. Any actual or perceived weaknesses and conditions in our internal controls over financial reporting that need to be addressed may have an adverse impact on the price of our common stock.

Compliance with the rules established by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will be complex. Failure to comply in a timely manner could adversely affect investor confidence and our stock price.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to perform an annual assessment of our internal controls over financial reporting, certify the effectiveness of those controls and secure an attestation of our assessment by our independent registered public accountants. Currently, this requirement will first apply to us during the preparation and filing of our annual report for fiscal 2007. The standards that must be met for management to assess the internal controls over financial reporting as now in effect are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot perform the assessment or certify that our internal controls over financial reporting are effective, or our independent registered public accountants are unable to provide an unqualified attestation on such assessment, investor confidence and share value may be negatively impacted.

We do not expect to pay cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future.

Special Note Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains statements relating to our future business and/or results. These statements include certain projections and business trends that are “forward-looking” within the meaning of the United States Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties. These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

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

These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or to the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. These forward-looking statements are made only as of the date of this Annual Report on Form 10-KSB. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-KSB.

ITEM 7.	FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Cyberkinetics Neurotechnology Systems, Inc.

We have audited the accompanying consolidated balance sheet of Cyberkinetics Neurotechology Systems, Inc. as of December 31, 2005, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberkinetics Neurotechology Systems, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/  VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
March 16, 2006

Report of Independent Registered Public Accounting Firm — Ernst & Young LLP

We have audited the accompanying consolidated balance sheet of Cyberkinetics Neurotechnology Systems, Inc. (the Company) as of December 31, 2004, and the related consolidated statements of operations, changes in redeemable convertible preferred stock stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyberkinetics Neurotechnology Systems, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 9, 2005,
except for the first paragraph of Note 9,
as to which the date is March 31, 2005

Cyberkinetics Neurotechnology Systems, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$11,346,372	$5,232,641
Accounts receivable	387,731	339,831
Inventory	235,320	122,610
Prepaid expenses and other current assets	427,987	264,223

Total current assets	12,397,410	5,959,305
Property and equipment, net	619,433	549,927
Intangible assets, net	114,071	136,586
Deposits and other assets	140,447	16,258
Goodwill	94,027	94,027

Total assets	$13,365,388	$6,756,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$474,398	$323,805
Accrued expenses	936,202	633,476
Deferred revenue	—	60,432
Current portion of notes payable to related parties	—	101,316
Current portion of capital lease obligations	274,489	189,216
Current portion of line of credit	473,721	—

Total current liabilities	2,158,810	1,308,245
Capital lease obligations, less current portion	338,048	365,528
Line of credit, less current portion	2,526,279	—

Total long-term liabilities	2,864,327	365,528
Commitments — Note 8
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized in 2005 and 2004; 27,157,997 and 25,857,997 issued and outstanding at December 31, 2005, respectively, and 16,939,481 and 15,639,481 issued and outstanding at December 31, 2004, respectively	27,158	16,939
Additional paid-in capital	31,112,108	17,835,622
Common stock in escrow, 1,300,000 shares	(13,000)	(13,000)
Deferred compensation	(786,364)	(85,445)
Accumulated deficit	(21,997,651)	(12,671,786)

Total stockholders’ equity	8,342,251	5,082,330

Total liabilities and stockholders’ equity	$13,365,388	$6,756,103

The accompanying notes are an integral part of these consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003

Revenues:
Product sales	$778,566	$652,875	$509,379
Grant income	280,217	883,794	774,622

Total revenues	1,058,783	1,536,669	1,284,001
Operating expenses:
Cost of product sales	187,877	262,984	258,801
Research and development	5,587,375	4,308,571	2,600,396
Sales and marketing	331,094	297,544	263,410
General and administrative	4,049,796	3,747,127	1,740,565

Total operating expenses	10,156,142	8,616,226	4,863,172

Operating loss	(9,097,359)	(7,079,557)	(3,579,171)
Other income (expense):
Interest income	177,698	39,621	66,611
Interest expense	(406,204)	(50,656)	(7,472)

Other income (expense), net	(228,506)	(11,035)	59,139

Net loss	(9,325,865)	(7,090,592)	(3,520,032)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(625,149)	(657,196)

Net loss attributable to common stockholders	$(9,325,865)	$(7,715,741)	$(4,177,228)

Basic and diluted net loss attributable to common stockholders per common share	$(0.51)	$(1.16)	$(1.03)

Shares used in computing basic and diluted net loss attributable to common stockholders per common share	18,386,809	6,660,318	4,044,180

The accompanying notes are an integral part of these consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock
and Stockholders’ Equity (Deficit)

	Series A								Total
	Redeemable Convertible				Additional	Shares	Deferred		Stockholders’
	Preferred Stock		Common Stock		Paid-in-	Held in	Compen-	Accumulated	Equity
	Shares	Amount	Shares	Par Value	Capital	Escrow	sation	Deficit	(Deficit)

Balance at December 31, 2002	5,069,113	4,775,836	5,344,180	5,344	329,705	(13,000)	—	(778,817)	(456,768)
Issuance of Preferred Stock, net of issuance costs of $42,370	4,350,000	4,307,270	—	—	—	—	—	—	—
Stock-based compensation for consultants	—	—	—	—	9,658	—	—	—	9,658
Stock-based compensation for employees	—	—	—	—	174,725	—	(137,734)	—	36,991
Preferred Stock warrants issued in connection with lease agreement	—	—	—	—	10,506	—	—	—	10,506
Accretion of fair value attributed to common issued to Series A Preferred Stockholders	—	24,317	—	—	—	—	—	(24,317)	(24,317)
Accretion of Preferred Stock Issuance Costs	—	51,920	—	—	—	—	—	(51,920)	(51,920)
Accretion of Preferred Stock Dividends	—	580,959	—	—	—	—	—	(580,959)	(580,959)
Net loss	—	—	—	—	—	—	—	(3,520,032)	(3,520,032)

Balance at December 31, 2003	9,419,113	9,740,302	5,344,180	5,344	524,594	(13,000)	(137,734)	(4,956,045)	(4,576,841)
Conversion of Preferred Stock to Common Stock	(9,419,113)	(10,365,451)	9,419,113	9,419	10,356,032				10,365,451
Issuance of common stock, net of issuance costs of $421,675	—	—	2,000,000	2,000	5,576,325	—	—	—	5,578,325
Issuance of common stock from exercise of stock options	—	—	176,188	176	38,304	—	—	—	38,480
Stock-based compensation for consultants	—	—	—	—	1,350,602	—	—	—	1,350,602
Stock-based compensation for employees	—	—	—	—	(10,235)	—	52,289	—	42,054
Accretion of fair value attributed to common issued to Series A Preferred Stockholders	—	18,234	—	—	—	—	—	(18,234)	(18,234)
Accretion of Preferred Stock Issuance Costs	—	41,769	—	—	—	—	—	(41,769)	(41,769)
Accretion of Preferred Stock Dividends	—	565,146	—	—	—	—	—	(565,146)	(565,146)
Net loss	—	—	—	—	—	—	—	(7,090,592)	(7,090,592)

	Series A								Total
	Redeemable Convertible				Additional	Shares	Deferred		Stockholders’
	Preferred Stock		Common Stock		Paid-in-	Held in	Compen-	Accumulated	Equity
	Shares	Amount	Shares	Par Value	Capital	Escrow	sation	Deficit	(Deficit)

Balance at December 31, 2004	—	—	16,939,481	16,939	17,835,622	(13,000)	(85,445)	(12,671,786)	5,082,330

Issuance of common stock, net of issuance costs of $781,794	—	—	9,835,833	9,836	10,651,370	—	—	—	10,661,206
Issuance of common stock from exercise of stock options and warrants	—	—	207,392	208	20,905	—	—	—	21,113
Issuance of common stock to consultants	—	—	131,914	131	168,121	—	—	—	168,252
Common stock warrants issued in connection with line-of-credit and loan	—	—		—	253,642	—	—	—	253,642
Common stock warrants issued to related party	—	—		—	90,077	—	—	—	90,077
Stock bonus issued to employees	—	—	43,377	44	97,555	—	—	—	97,599
Stock-based compensation related to issuance of options to consultants	—	—		—	805,749	—	—	—	805,749
Stock-based compensation related to issuance of options to employees	—	—		—	1,189,067	—	(700,919)		488,148
Net loss	—	—	—	—	—	—	—	(9,325,865)	(9,325,865)

Balance at December 31, 2005	—	$—	27,157,997	$27,158	$31,112,108	$(13,000)	$(786,364)	$(21,997,651)	$8,342,251

The accompanying notes are an integral part of these consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003

Operating activities
Net loss	$(9,325,865)	$(7,090,592)	$(3,520,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	299,003	228,035	124,160
Stock-based compensation	1,649,825	1,392,654	46,649
Non-cash interest on line of credit and notes	117,297	5,644	7,093
Changes in operating assets and liabilities:
Accounts receivable	(47,900)	(150,901)	(49,483)
Prepaid expenses and other current assets	(93,956)	(229,298)	(19,755)
Inventory	(112,710)	(49,276)	(13,854)
Deposits and other assets	(57,652)	3,502	(9,254)
Accounts payable	150,593	165,483	58,635
Accrued expenses	302,726	94,051	(4,064)
Deferred revenue	(60,432)	—	7,432

Net cash used in operating activities	(7,179,071)	(5,630,698)	(3,372,473)
Investing activities
Purchases of property and equipment	(345,994)	(339,554)	(449,418)

Net cash used in investing activities	(345,994)	(339,554)	(449,418)
Financing activities
Proceeds from capital lease line	265,080	698,378	—
Proceeds from line of credit and related warrants	3,000,000	—	—
Payments on capital lease line	(207,287)	(143,634)	—
Payments on note payable	(101,316)	—	(10,000)
Net proceeds from issuance of preferred stock	—	—	4,307,270
Net proceeds from issuance of common stock and warrants	10,682,319	5,580,555	—

Net cash provided by financing activities	13,638,796	6,135,299	4,297,270
Net increase in cash and cash equivalents	6,113,731	165,047	475,379
Cash and cash equivalents at beginning of period	5,232,641	5,067,594	4,592,215

Cash and cash equivalents at end of period	$11,346,372	$5,232,641	$5,067,594

Supplemental disclosure of noncash investing and financing activities
Accretion of preferred stock dividends and issuance costs	$—	$606,915	$632,879

Accretion of fair value of common stock issued to Preferred Stockholders	$—	$18,234	$24,317

Preferred stock warrants issued in connection with lease agreement	$—	$—	$10,506

Common stock issued in exchange for notes payable to related party	$—	$36,250	$—

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

The Company is engaged in the research, development, manufacture, sale and distribution of neurological products. Cyberkinetics is developing clinical products for human use designed to detect and interpret brain activity in real time. Cyberkinetics operates in one business segment, which is the development and marketing of neurological products. Since its inception on May 2, 2001, the Company has devoted its efforts principally to research and development, licensing of intellectual property, business development activities and raising capital. Prior to the quarter ended June 30, 2005, the Company operated as a development-stage company. During the first half of 2005, the Company made progress in the clinical testing and development of its Braingatetm System. During the second quarter of 2005, the Company received 510(k) approval to market its first clinical product the Neuroporttm System which it expects to launch in 2006. As a result, the Company determined it was no longer in the development stage.

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

Management expects that the Company will continue to incur negative cash flows and net losses for the foreseeable future. Based upon management’s current plans, management believes that the Company’s existing capital resources will be sufficient to meet the Company’s operating expenses and capital requirements through at least December 2006. However, changes in management’s business strategy, technology development, marketing plans or other events affecting management’s operating plans and expenses, may result in the expenditure of existing cash before that time. If this occurs, the Company’s ability to meet its cash obligations as they become due and payable will depend on the Company’s ability to sell securities, borrow funds or some combination thereof. The Company may not be successful in raising necessary funds on acceptable terms, or at all. Having insufficient funds, the Company may be required to delay, scale back or eliminate some of its research and development activities or delay the launch of its product candidates.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cyberkinetics Neurotechnology Systems, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and debt, and are carried at cost, which approximates fair value due to the short-term nature of these instruments.

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

The Company currently operates in one business segment, that being the development and marketing of advanced-stage neurological products. In 2005, 2004 and 2003, 44%, 34% and 38%, respectively, of total product sales were made to customers residing outside of the United States. In 2005, international product sales were primarily derived from Europe and Canada. In 2004, international sales were derived primarily from Australia, Europe and Japan. In 2003, international product sales were divided approximately equally among Canada, Europe and Japan. International customers pay the Company in U.S. dollars. Balances due from international customers at December 31, 2005 and 2004 were approximately $75,000 and $129,000, respectively. For the years ended December 31, 2005, 2004 and 2003, customers to whom sales exceeded 10% of each year’s respective total product sales were as follows:

Customer	2005	2004	2003

A	26%	—%	—%
B	15	—	13
C	13	—	—
D	10	—	—
E	1	22	14
F	—	20	—
G	1	12	—
H	—	10	—
I	1	9	12
J	—	—	11
K	—	—	12

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Inventory

Inventory is stated at the lower of cost or market, and is valued on a first-in, first-out basis and includes allocations of labor and overhead. Inventory is reviewed periodically for slow-moving or obsolete issues based on sales activity, both projected and historical. As of December 31, 2005 and 2004, there had been no reserves or write-downs recorded against inventory.

Property and Equipment

Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method based on the respective asset’s estimated useful life. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

Goodwill and Intangible Assets

The Company follows Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company reviews costs of purchased businesses in excess of net assets acquired (goodwill) and indefinite-lived intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. The Company performs the annual impairment test as of the first date of its fourth quarter. The Company uses a fair value approach to test goodwill for impairment and recognizes an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds fair value. Fair values are estimated using discounted cash flows. As of December 31, 2005 and 2004, there was no impairment of goodwill.

Impairment of Long-Lived Assets

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Under SFAS 144, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value. As of December 31, 2005 and 2004, there was no impairment of long-lived assets.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales and research grants from the United States government through the Small Business Innovation Research (SBIR) Program. Product sales consist of sales of brain computer interface equipment to universities and research hospitals involved in neurological research.

Product sales are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred and collection is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which occurs at the time of shipment. Terms for all customers are FOB shipping point. The product operates without any custom configuration or installation. Product sales do not contain multiple elements. Following shipment, there are no customer acceptance requirements or installation obligations or continuing service requirements incumbent on the Company. Terms of product sales contain no contractual rights of return. In practice, the Company has not experienced or granted rights of return.

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

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. At December 31, 2005 and 2004, there were no allowances for doubtful accounts.

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

Stock-Based Compensation

Awards under the Company’s stock option plans are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its employee stock options. Accordingly, no compensation expense is recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. The Company accounts for stock-based awards issued to nonemployees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), under which compensation expense is generally recognized over the vesting period of the award.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

	Year Ended December 31,
	2005	2004	2003

Net loss attributable to common stockholders as reported	$(9,325,865)	$(7,715,741)	$(4,177,228)
Add: Stock-based employee compensation expense included in reported net loss	585,747	42,054	36,991
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all employee awards	(867,199)	(73,222)	(44,035)
Pro forma net loss attributable to common stockholders	$(9,607,317)	$(7,746,909)	$(4,184,272)
Basic and diluted net loss per share as reported	$(0.51)	$(1.16)	$(1.03)
Pro forma basic and diluted net loss per share	$(0.52)	$(1.16)	$(1.03)

The weighted-average fair value of options granted during 2005, 2004 and 2003 were $1.45, $1.37 and $0.12 per share, respectively. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The following assumptions were made for grants in 2005, 2004 and 2003:

	2005	2004	2003

Expected volatility	100%	70%	70%
Expected dividend yield	0%	0%	0%
Expected lives of options (in years)	5	5	5
Risk-free interest rate	3.75%	2.33%-3.94%	2.33%-3.43%

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

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. The shares in escrow issued in connection with the Merger have been excluded from the calculation. See Note (3) below for an explanation of the shares held in escrow.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	At December 31,
	2005	2004	2003

Options	3,239,967	3,102,750	2,836,283
Warrants	6,023,466	861,619	101,619
Convertible Preferred Stock	—	—	9,419,113

Total	9,263,433	3,964,369	12,357,015

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151, a product of the FASB’s efforts to achieve short-term convergence with the International Accounting Standards Board (IASB), clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2005. The Company does not believe the adoption of this standard will have a material impact on results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2005), Share-Based Payments (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to adopt the provisions of SFAS 123R in its financial statements for the first quarter of 2006.

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

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has decided it will use the modified prospective method to adopt the requirements of SFAS 123R.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement for APB Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to financial statements for prior periods, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The Company is required to adopt the provisions of SFAS 154 for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. At this time, the Company does not believe the adoption of this standard will have a material impact on our results of operations.

3.	Merger

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

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

4.	Inventory

Inventory consists of the following at December 31:

	2005	2004

Raw materials	$122,008	$—
Work in process	94,055	12,030
Finished goods	19,257	110,580

Total	$235,320	$122,610

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Property and Equipment

Property and equipment consist of the following at December 31:

	2005	2004	Useful Life

Computer equipment	$226,065	$180,666	3 years
Software	98,254	92,771	3 years
Furniture and fixtures	59,633	51,087	3 years
Machinery and equipment	706,979	481,516	3 to 5 years
Leasehold improvements	56,604	—	Remaining lease term

	1,147,535	806,040
Less accumulated depreciation	(528,102)	(256,113)

Property and equipment, net	$619,433	$549,927

Depreciation expense, which includes amortization of assets under capital leases, was $276,488, $189,520 and $56,644 for the years ended December 31, 2005, 2004 and 2003 respectively.

6.	Intangible Assets

Patents and research grant contract intangibles, which were acquired as part of the Bionic acquisition, are being amortized on a straight-line basis over their respective useful lives. Pursuant to SFAS 142, goodwill is not amortized, but is evaluated annually for impairment. Intangible assets consist of the following at December 31:

	2005	2004	Useful Life

Patented technology	$191,000	$191,000	8 to 9 years
Research grant contracts	74,000	74,000	3 years

	265,000	265,000
Less accumulated amortization	(150,929)	(128,414)

Intangible assets, net	$114,071	$136,586

As of December 31, 2005, research grant contracts were fully amortized. Amortization expense was $22,515, $38,516 and $67,516, for the years ended December 31, 2005, 2004 and 2003, respectively.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year ending December 31:
2006	$22,516
2007	22,516
2008	22,516
2009	22,516
2010	22,516
Thereafter	1,491

$114,071

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2005	2004

Payroll and payroll-related	$82,818	$80,677
Accrued vacation	40,899	46,349
Accrued bonuses	251,838	174,660
Accrued professional services	245,340	193,201
Accrued research and development expenses	134,888	44,502
Accrued general and administrative expenses	145,754	65,252
Other	34,665	28,835

	$936,202	$633,476

8.	Commitments

Operating Leases

The Company leases office space in Foxborough, Massachusetts and office and laboratory space in Salt Lake City, Utah used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on May 31, 2007, and the Company has an option to renew the lease at the end of the initial term for an additional three-year term. The Salt Lake City, Utah lease expires on November 30, 2009 and the Company has an option to renew the lease at the end of the initial lease term for an additional five-year term. Total rent expense under operating leases was $294,456 and $277,425 for the years ended December 31, 2005 and 2004, respectively. Future minimum lease payments required under noncancellable operating leases at December 31, 2005, are as follows:

Year ending December 31:
2006	$334,111
2007	253,505
2008	192,500
2009	181,500

Total minimum lease commitments	$961,616

Capital Leases

In October 2003, the Company entered into a loan and security agreement (the “Capital Lease Line”) with a lender that allows for the Company to borrow up to $1,000,000 to finance the purchase of equipment, hardware, leasehold improvements and software. All borrowings under the Capital Lease Line are collateralized by the assets financed. In January 2004 and May 2004, the Company received gross proceeds of $258,869 and $439,509, respectively, from financings completed under the Capital Lease Line. Both financings provided a lease term of 42 months, with a $1.00 buyout option, and the monthly payments ranging from approximately 2.7% to 2.8% of the total equipment cost. In connection with the Capital Lease Line, the Company issued to the lender 20,000 warrants to purchase Series A Preferred Stock. At the closing of the Merger, such warrant converted to a warrant to purchase 20,000 shares of common stock. The warrants, valued at $10,506 under the Black-Scholes model, are exercisable at the option of the holder at $1.00 per share, and expire ten years from the date of issuance. The fair value is being charged to interest expense over the 42-month term of the Capital Lease Line.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

On September 28, 2005, the Company completed an additional financing under its Capital Lease Line. The Company received gross proceeds of $265,080 to finance purchases of property and equipment. The lease term is 42 months and the monthly payments are equal to approximately 2.8% of the total cost of the equipment financed.

At December 31, 2005 and 2004, the Company had capitalized lease equipment totaling $990,491 and $686,302 with related accumulated amortization of $460,819 and $208,237, respectively. Such amounts are included in the respective classifications of property and equipment in Note 5. The Company paid interest under the Capital Lease Line for the years ended December 31, 2005 and 2004 of $46,943 and $39,093, respectively.

Future minimum cash payments under the Capital Lease Line at December 31, 2005 are as follows:

Year ending December 31:
2006	$321,185
2007	254,263
2008	89,572
2009	22,393

687,413
Less amount representing interest	(74,876)

Present value of minimum future payments	612,537
Less current portion of capital leases	(274,489)

Long-term portion of capital leases	$338,048

9.	Notes Payable

On March 31, 2005, the Company entered into a one year revolving line-of-credit agreement (the “Line of Credit”) for up to $3,000,000 with a financial institution. Borrowings under the Line of Credit are available in amounts and at the time of the Company’s discretion. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Company agrees not to sell, transfer or otherwise dispose of its intellectual property rights outside the ordinary course of business, except with the prior consent of the financial institution. The Line of Credit provides for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions; the Line of Credit contains certain acceleration clauses. Borrowings under the Line of Credit bear interest at prime rate plus 3 percent (10.25% at December 31, 2005). Interest is payable monthly and the principal is due on March 30, 2006. In connection with the execution of the Line of Credit, the Company issued to the financial institution a ten-year warrant to purchase 71,429 shares of common stock at an exercise price of $2.10 per share. The Company recorded the fair value of these warrants of $156,396 as a deferred financing cost which is being amortized as interest expense over the term of the Line of Credit. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term. The Company has recorded $117,297 of interest expense for the year ended December 31, 2005 related to the warrants. On May 4, 2005, the Company drew down $3,000,000 under the Line of Credit. In 2005, the Company paid interest of $165,875 related to borrowings under the Line of Credit. At December 31, 2005, there was $3,000,000 outstanding under the Line of Credit.

On December 27, 2005, the Company entered into a Loan and Master Security Agreement (the “Loan”) with General Electric Capital Corporation (the “Lender”). The Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 is available immediately (“Tranche 1”) and the remaining $2,000,000 is available upon the achievement of certain milestones. As a condition to borrowing any funds

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

under Tranche 1, the Company must first have paid all amounts outstanding and due under the Company’s existing Line of Credit and fully satisfied and discharged all liens, claims and encumbrances on our property and intellectual property arising from the Loan. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Loan provides for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions; the Agreement also contains certain acceleration clauses. Borrowings under the agreement bear interest at the Federal Reserve’s Three (3) year Treasury Constant Matunties Rate plus 4.2 percent. The Company is required to make interest only payments on all draw-downs for the first six months and the remaining principal and interest will be repaid over 30 months. In connection with the Loan, the Company issued to the Lender a ten-year warrant to purchase 71,301 shares of common stock at an exercise price of $1.40 per share. The Company recorded the fair value of the warrants of $97,246 as deferred financing cost which is being amortized as interest expense over the term of the Loan. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term. There were no amounts outstanding under the Loan at December 31, 2005.

On January 5, 2006, the Company paid in full the $3,000,000 outstanding under the Line of Credit. On January 10, 2006, the Company drew $4,000,000 under the Loan. See Note 17 for additional information on these transactions. Upon completion of these transactions, future minimum cash payments due under the Loan are as follows:

Year ending December 31:
2006	$849,765
2007	1,831,058
2008	1,831,058
2009	305,176

4,817,057
Less amount representing interest	(817,057)

Present value of minimum future payments	4,000,000
Less current portion of loan	(473,721)

Long-term portion of loan	$3,526,279

10.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2005, 2004 and 2003, the Company has net operating loss carryforwards of approximately $16,547,365, $9,113,608 and $3,831,099 respectively, available to offset future federal and state taxable income to the extent permitted under the Internal Revenue Code (IRC), expiring in varying amounts through 2025. Under the IRC, certain substantial changes in the Company’s ownership may limit the amount of net operating loss and credits carryforwards that can be utilized in any one year to offset future taxable income.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company has net deferred tax assets at December 31, 2005 and 2004 that consist of the following:

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$6,238,861	$3,440,174
Stock-based compensation	1,142,450	582,272
Research credits carryforwards	626,157	392,415
Other	230,870	222,846

Total deferred tax assets	8,238,338	4,637,707
Valuation allowance	(8,156,619)	(4,553,834)

Total deferred tax assets	81,719	83,873
Deferred tax liabilities:
Net intangible assets	(81,719)	(83,873)

Net deferred tax asset	$—	$—

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $3,602,785 due primarily to net operating loss carryforward, stock based compensation, and the increase in research and development credits.

11.	Series A Redeemable Convertible Preferred Stock

On October 7, 2004, in conjunction with the Merger discussed in Note 3, the 9,419,113 shares of Series A Preferred Stock outstanding prior to the Merger were converted to shares of common stock on a one-for-one basis.

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

In connection with the issuance of the Series A Preferred Stock, the Company also issued 1,111,111 shares of common stock, at $0.0001 per share, to certain Series A Preferred Stock investors. The Company had attributed $4,525,601 and $161,401 of the total net proceeds received from the issuance to the Series A Preferred Stock and the common stock, respectively, based on their relative fair value. Prior to the conversion of Series A Preferred Stock to common stock, the fair value of the total proceeds attributed to the common stock was accreted, in the same manner as dividends, on a straight-line basis to the carrying value of the Series A Preferred Stock over the period to the stock’s earliest redemption date.

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

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The rights and privileges of Series A Preferred Stock, if issued and outstanding, would be as follows:

Dividends

From and after the date of issuance of each share of Series A Preferred Stock, dividends will accrue, but not compound, on each share, whether or not the funds are legally available therefore, and whether or not declared by the Board of Directors, at the rate of 8% per annum of the Series A Preferred Base Liquidation Price, initially $1.00 per share. The Series A Preferred Stock dividends would occur prior and in preference to any declaration or payment of any distribution with respect to the common stock. At December 31, 2005 and 2004, there were no cumulative dividends accrued. Series A Preferred Stock would not participate in any dividends declared on the common stock.

Voting

Holders of Series A Preferred Stock would be entitled to the right to vote for each share of common stock into which the Series A Preferred Stock could then be converted as of the record date for determining stockholders entitled to vote on such matter.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Series A Preferred Stock would carry a liquidation preference of $1.00 per share, subject to adjustment for certain dilutive events, plus all dividends accrued and/or declared but unpaid on such shares at the time of dilution. The holders of Series A Preferred Stock will be paid out of the Company’s assets available for distribution to its stockholders before any payments can be made to common stockholders. The holders of Series A Preferred Stock are also entitled to share in any remaining available funds on a pro-rata basis with the holders of common stock.

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

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Stockholders’ Equity

Common shares reserved for future issuance at December 31, 2005 consist of the following:

Stock options	3,239,967
Warrants	6,023,466

Total common shares reserved	9,263,433

Private Placement

On November 4, 2004, the Company completed a private placement (“2004 Private Placement”) whereby it sold 2,000,000 shares of its common stock and issued warrants to purchase another 660,000 shares of its common stock to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in net proceeds (assuming no exercise of the warrants) of approximately $5,600,000. The shares were issued at a purchase price of $3.00 per share pursuant to the terms of a Securities Purchase Agreement entered into by the Company and each of the investors. Each of the investors received a five (5)-year warrant to purchase up to thirty-three percent (33%) of the number of shares purchased by such investor in the closing of the 2004 Private Placement, at an exercise price per share of $6.00.

In consideration of the investment in the 2004 Private Placement, the Company granted to each investor certain registration rights on a best efforts basis with respect to the shares and the warrants. Additionally, each investor shall have the right to participate in up to one hundred percent of subsequent financings completed by the Company during the twelve month period following the closing of the 2004 Private Placement.

Pursuant to the terms of a letter agreement, dated as of October 28, 2004, between the Company and Rodman & Renshaw, LLC (“Rodman”), the Company issued Rodman warrants to purchase up to 100,000 shares of its common stock upon the closing of the 2004 Private Placement. The warrants were issued as partial consideration for Rodman’s services as the Company’s placement agent in the transaction described above.

On September 26, 2005, the Company completed a private placement (“2005 Private Placement”) whereby it sold 9,536,000 shares of common stock and issued warrants to purchase another 4,768,000 shares of our common stock to accredited investors. The shares were issued at a purchase price of $1.20 per share pursuant to the terms of the Securities Purchase Agreement, resulting in net proceeds, assuming no exercise of warrants issued, of $10,661,206. Each of the investors received a five-year warrant to purchase up to fifty percent (50%) of the number of shares purchased by such investor in the 2005 Private Placement at an exercise price per share of $1.60.

In consideration of the investment in the 2005 Private Placement, the Company granted to each investor certain registration rights on a best efforts basis with respect to the Shares and the Warrant Shares. The Shares and Warrant Shares were registered under a Form SB-2, which the Securities and Exchange Commission declared effective on October 31, 2005.

As partial consideration for the services rendered in connection with leading the 2005 Private Placement, the Company issued 300,000 shares of the Company’s common stock and warrants, identical to those described above, to purchase 284,384 shares of the Company’s common stock for services rendered in connection with the 2005 Private Placement. These warrants were valued at $358,548 calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 5-year term.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	Stock Option Plans

2002 Equity Incentive Plan

On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Equity Incentive Plan (the 2002 Equity Plan). The 2002 Equity Plan provides for the granting of up to 1,833,333 shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for officers, directors, employees, consultants and advisers. On April 30, 2004, Cyberkinetics’ Board of Directors and its stockholders amended the 2002 Equity Plan to increase the total number of shares available from 1,833,333 to 2,533,333. On June 23, 2005, Cyberkinetics’ Board of Directors and its stockholders amended the 2002 Equity Plan to increase the number of shares available from 2,533,333 to 3,500,000. At December 31, 2005, a total of 2,175,552 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Equity Plan.

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

2002 Founders’ Option Plan

On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Founders’ Option Plan (the 2002 Founders’ Plan). All options granted on or after October 15, 2005, the date the Company’s common stock began trading publicly, are valued using the closing sales price for the Company’s common stock as of the date of the grant. The 2002 Founders’ Plan provides for the granting of up to 1,430,915 shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for certain key employees and stockholders. On June 20, 2003, the Company’s Board of Directors and its stockholders amended the 2002 Founders’ Plan to reduce the total number of shares available from 1,430,915 to 1,230,915. At December 31, 2005, a total of 1,064,415 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Founders’ Plan.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of option activity for all plans for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	3,102,750	$0.07	2,836,283	$0.07	30,868	$0.30
Granted	600,585	$1.91	592,075	$1.37	2,808,415	$0.07
Exercised	(174,203)	$0.12	(176,188)	0.22	—	$—
Forfeited	(289,165)	$1.20	(149,420)	$0.13	(3,000)	$0.10

Outstanding at end of year	3,239,967	$0.54	3,102,750	$0.32	2,836,283	$0.07

Exercisable at end of year	1,738,202	$0.21	1,140,694	$0.07	446,009	$0.11

Available for grant at end of year	1,092,127		436,880		179,535

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Yrs.)	Price	Exercisable	Price

$0.01	900,000	7.06	$0.01	618,750	$0.01
$0.10	1,503,940	7.61	$0.10	976,553	$0.10
$0.30 - $0.50	212,638	7.53	$0.49	63,000	$0.45
$1.21 - $1.79	286,589	9.69	$1.44	15,774	$1.27
$2.20 - $2.65	208,800	9.20	$2.25	37,125	$2.25
$4.50 - $4.89	128,000	8.95	$4.64	27,000	$4.72

	3,239,967			1,738,202

Stock-Based Compensation

During 2002, 48,430 common stock warrants were issued to Brown University Research Foundation (“BURF”) out of the 2002 Equity Plan. See Note 14 for additional information regarding these warrants.

During 2003, all stock options were granted to employees at exercise prices deemed to be less than the fair value of the underlying common stock for accounting purposes. Aggregate deferred compensation of $174,725 was recorded in connection with the stock options granted in 2003, which is being amortized as compensation expense on a straight-line basis generally over four years. On January 1, 2005, the Company appointed John P. Donoghue, Ph.D. as its Chief Scientific Officer. Dr. Donoghue is a founder and director of the Company. Dr. Donoghue had previously worked for the Company under a consulting agreement. As a result of this change in employment status, the Company changed the accounting treatment for all of the options previously issued to Dr. Donoghue from the fair value method under SFAS 123 and EITF 96-18 to the intrinsic value method under APB 25. The Company recorded additional deferred compensation related to all of Dr. Donoghue’s unvested options as of January 1, 2005 of $1,185,021 in accordance with APB 25. The intrinsic value of these options will be amortized as compensation expense on a straight-line basis over the remaining vesting period of the options. During the years ended December 31, 2005 and 2004, the Company recorded stock-based compensation expense related to options issued to employees of $488,148 and $42,054, respectively.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

During 2003, stock options to purchase common stock were issued to consultants at exercise prices less than the fair value of the underlying common stock, with performance-based vesting. These options have been recorded at fair value using the Black-Scholes option-pricing model assumptions. These options are subject to variable plan accounting and are re-measured at each reporting period. During the years ended December 31, 2005 and 2004, the Company recorded stock-based compensation expense related to options issued to non-employees of $805,749 and $1,305,602, respectively.

14.	Licensing Arrangements

In August 2002 (see Note 13), the Company issued warrants to purchase 48,430 fully paid and nonassessable warrants for shares of common stock to BURF, at a price of $0.10 per share, as partial consideration for an exclusive, royalty-bearing license, including the right to grant sublicenses, of Brown University’s and MIT’s collaborative licensed technology pertaining to neural signal decoding. These warrants expire in July 2007. Also in consideration, the Company issued 43,600 and 10,900 shares of common stock to BURF and to MIT, respectively. In addition, the Company will pay BURF royalties equal to 3% of the first $50,000,000 of aggregate net sales, and 1.5% of net sales over $50,000,000. The Company paid a fee of $50,000 upon execution, which was charged to research and development expense, and will commence paying $50,000 each year in maintenance fees beginning on the third anniversary date. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the date on which the last valid claim of infringement by the manufacture, use or sales of the licensed product would cease to be a valid claim. After such lapse, no further royalty payment will be due in each respective country, and the Company will hold a fully paid-up, perpetual, exclusive, irrevocable, royalty-free license. During 2005, the Company made its first $50,000 maintenance fee payment due under this license agreement. This amount was charged to research and development expense. The Company has the right to terminate the license agreement with BURF and MIT at any time by giving written notice. Termination will not release either party from any obligations that have matured by the effective termination date, and certain obligations survive the termination, including royalty payments on net sales of licensed products, as defined.

The common stock issued to BURF and MIT was recorded using a fair value of $0.15 per share. In accordance with guidance in APB 29, Accounting for Non-Monetary Transactions (APB 29), the Company determined that using the market value of the common stock on the date the shares were issued was a better measure of the value of the transaction rather than using the value of the license agreement, which was not as readily determinable. The aggregate fair value of the common stock issued to BURF and MIT was $8,175, and was expensed to research and development in 2002. The warrants vest upon the occurrence of four certain vesting events. In accordance with FAS 123, as amended by FAS 148, and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company has determined that the measurement date is the date at which vesting occurs. A significant disincentive for nonperformance does not exist and thus there is no performance commitment. A “vesting event” occurs when the Company elects to exercise its option to acquire an exclusive license to an Additional Invention, as defined in the license agreement, and such additional license is licensed to the Company in accordance with the license agreement. The warrant will vest 25% for the first vesting event, 25% for the second vesting event, 25% for the third vesting event, and 25% for the fourth vesting event. Based on this vesting schedule, the amount of shares that will eventually vest, if any, is uncertain at the time of grant. In accordance with guidance noted above, the Company will use the lowest aggregate amount within a range of potential values for measurement and recognition purposes. Such amount is currently zero. The Company performs a quarterly evaluation of whether Additional Inventions exist that it may be interested in acquiring an exclusive license. If strong evidence exists that the Company will elect to acquire an exclusive license to an Additional Invention, the Company will determine the fair value of the first 25% of the warrants, or more as appropriate, using the Black-Scholes option-pricing model. The Company will record the fair value of the warrants to research and development expense when the warrants vest. In September, 2005, the

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company signed a collaborative research and licensing agreement with Brown University through which Cyberkinetics will allow specific researchers at Brown University access to certain human clinical data obtained through the Company’s research and development programs in exchange for the Company’s right to a range of options to exclusive worldwide licenses for any proprietary inventions derived from the work done by the researchers based upon Cyberkinetics’ data. In connection with executing the agreement, the Company agreed to fully vest the warrant. As a result, the Company charged $90,077, the fair value of the warrant, to research and development expense. The value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 2-year term.

In August 2002, the Company entered into an agreement with Emory University (“Emory”) for an exclusive, sublicenseable, royalty-bearing license for Emory’s technology pertaining to the control of external devices by nervous system signals. The Company paid fees of $40,000 related to the license, and issued 40,000 shares of common stock in partial consideration. The Company agreed to pay a 3% royalty on the first $17 million in annual net licensed product sales, and 1% on net sales exceeding $17 million within the same year. These annual royalties payable may be reduced by 50% of royalties payable to third parties by the Company or its affiliates or sublicensees on the same net sales, provided that no less than 1% of net sales is paid to Emory in any given year. The royalties will terminate at the later of either the expiration of the last valid claim upon the patents or the tenth year anniversary of the Company’s first commercial shipment. Additionally, the Company is obligated to make milestone payments to Emory of $25,000 and $50,000 upon the occurrence of U.S. Investigational Device Exemption (“IDE”) approval and U.S. 510(k) approval, respectively. Commencing upon the fourth anniversary of the agreement’s effective date, the Company will make annual minimum royalty payments of $75,000 to Emory. These minimum royalties may net against the running royalties payable in the same period. The 40,000 shares of common stock issued was recorded using a fair value of $0.15 per share. In accordance with APB 29, the Company determined that using the market value of the common stock on the date the shares were issued was a better measure of the value of the transaction rather than using the value of the license agreement which was not as readily determinable. The aggregate fair value of the common stock issued to Emory was $6,000, and was expensed to research and development in 2003. The $30,000 reimbursement and $10,000 execution fees were charged to research and development expense in 2002. The $25,000 milestone payment for U.S. IDE approval was charged to research and development in 2004.

In January 2003, the Company issued warrants to purchase 33,189 shares of common stock to the University of Utah Research Foundation (“UURF”), for an exercise price of $0.015 per share, in partial consideration for an exclusive, royalty-bearing license, including right to grant sublicenses for UURF’s proprietary technology pertaining to neural signal amplification and electrode arrays. These warrants expire in August 2007. The fair value of the warrants were determined using the Black-Scholes method based on contractual lives of the warrants of five years, a risk-free interest rate of 3.33%, volatility of 70% and no expected dividends. The market value of the common stock used in this fair value calculation was $0.15 per share. The fair value of the warrants was determined to be $4,554. The warrants were fully exercisable upon execution of the agreement and accordingly, the full fair value of $4,554 was recorded immediately to research and development expense. In addition to the warrants, the Company will also pay UURF royalties equal to 2.5% of net sales of licensed products. The Company will also pay UURF royalties equal to 40% of gross consideration, as defined in the license agreement, received from sublicensees through December 31, 2003, 30% through December 31, 2005 and 25% thereafter. The Company has paid $3,000 to UURF in each of the years ended December 31, 2005 and 2004, respectively. The Company has the right to terminate the license agreement at any time by giving written notice. Termination will not release either party from any obligation or liability accrued prior to the effective termination date. The Company will also be required to pay royalties to UURF on any licensed products held at termination, which are disposed of within 90 days of the effective termination date.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Related Party Transactions

In connection with the acquisition of Bionic Technologies, LLC (“Bionic”) in 2002, the Company assumed three notes payable to two parties. The first note, in the amount of $59,157, was issued to Bionic’s founder, president and Chief Executive Officer (“CEO”). On April 30, 2004, the Company accepted the resignation of Bionic’s CEO. In exchange for a release of claims outlined in his agreement of resignation, the individual exercised his rights to (i) pay the exercise price of $0.10 per share for 112,500 vested shares under the Founders’ Option grant through the cancellation of $11,250 of the promissory note amount due him by the Company and (ii) pay the exercise price of $0.50 per share for 50,000 vested shares under an Additional Founder’s Option grant through the cancellation of $25,000 of the promissory note amount due him by the Company. There was $31,868 in principal and accrued interest outstanding on this note at December 31, 2004. This note was paid in full as of December 31, 2005. The second note, also issued to Bionic’s CEO in the amount of $30,000, was paid in full as of February 2003. The third note, in the amount of $59,054, was issued to a holder of membership units of Bionic. There was $69,447 in principal and accrued interest outstanding on the notes at December 31, 2004. This note was paid in full as of December 31, 2005.

During 2005 and 2004, the Company recognized product sales of $4,013, and $144,249 to Brown University, respectively. The Company’s Chief Scientific Officer, who is also a member of the Company’s Board of Directors, is a professor and the Chairman of the Neuroscience Department at Brown University. Amounts due from Brown University at December 31, 2005 and 2004 totaled $0 and $119,775 respectively.

The Company recognized product sales of $4,395 and $14,500 to the University of Chicago in 2005 and 2004, respectively. A member of the Company’s Board of Directors is an assistant professor at the University of Chicago. Amounts due from the University of Chicago at December 31, 2005 and 2004 totaled $0 and $5,525 respectively.

16.	Employee Benefit Plan

The Company sponsors a defined contribution 401(k) benefit plan for all employees over the age of 21. Employees may elect to defer up to 15% of their annual compensation, up to the statutory limits. The Company matches the contributions of employees at 50% of the first 4% of their contributions. The Company made contributions to the plan of $47,327 and $42,872 during 2005 and 2004, respectively.

17.	Subsequent Events

On January 5, 2006, the Company paid all amounts due and owing under the Line of Credit. On January 10, 2006, the Company borrowed $4,000,000 under the Loan Agreement. The borrowings bear interest at 10.72% annually and is payable as interest only for six months; thereafter, it is payable in thirty equal monthly payments of principal plus interest. If the Company fails to pay any obligation when due under the Borrowing, the Lender may declare that all Borrowings are immediately due and payable. In connection with the execution of the Borrowing, the Company issued to the Lender a ten-year warrant to purchase 55,944 shares of the common stock at an exercise price of $1.79 per share. The warrant was valued $77,918 under the Black Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 10-year term. The fair value of the warrant will be charged to interest expense over the thirty-six month term of the loan.

Subsequent to year end, the Company acquired Andara Life Science, Inc. (“Andara”), an Indiana corporation, through the merger of a wholly owned subsidiary of Cyberkinetics with and into Andara (the “Andara Merger”). Prior to its acquisition by the Company, Andara was a privately held company engaged in the development of a portfolio of programs related to the repair and regeneration of neural tissues, which were developed at the Center for Paralysis Research at Purdue University. Pursuant to an Agreement and Plan of Merger dated February 14, 2006 (the “Andara Merger Agreement”), among the Company, Andara and Andara

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Acquisition Corp., a wholly owned subsidy of the Company, (“Acquisition”), on the filing of a Certificate of Merger in the State of Delaware and Articles of Merger in the State of Indiana, Acquisition merged with and into Andara and all of the issued and outstanding capital stock of Andara was exchanged for an aggregate of 3,029,801 shares of common stock, $0.001 par value per share (“Common Stock”) of the Company, of which 993,377 shares of Common Stock were issued pursuant to a restricted stock award and subject to forfeiture (“Restricted Stock”). The Restricted Stock is subject to forfeiture if certain specific milestones are not achieved by the surviving corporation within thirty-six (36) months of the Merger. At the date of acquisition, Andara was a development stage enterprise engaged in the development of a portfolio of programs related to the repair and regeneration of neural tissues. Cyberkinetics purchased Andara for access to its in-process research and development programs and its core technology, the Andara Oscillating Field Stimulator. The Company has not yet determined how it will allocate the consideration paid but expects that it will allocate significant value to intangible assets.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On October 25, 2005, Cyberkinetics Neurotechnology Systems, Inc. (the “Company”) engaged Vitale, Caturano & Company, Ltd. as its independent registered public accounting firm to perform the Company’s annual audit for its fiscal year ending December 31, 2005, and review of the Company’s interim quarterly financial statements for the quarter ended September 30, 2005. The Company had previously engaged Ernst & Young LLP as its principal accountants. On October 25, 2005, the Company dismissed Ernst & Young LLP as its principal accountants. The decision to engage Vitale, Caturano & Company Ltd. and dismiss Ernst & Young LLP was made by the Audit Committee of the Board of Directors.

In connection with the audits of the two fiscal years ended December 31, 2004 and 2003, and the subsequent interim period through June 30, 2005, there were no: (1) disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events as described by Item 304(a)(1)(v) of Regulation S-K.

The audit report of Ernst & Young LLP relating to the consolidated financial statements of Cyberkinetics Neurotechnology Systems, Inc. and subsidiaries as of December 31, 2004 and for the two years then ended, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and in the subsequent interim period, the Company has not consulted with Vitale, Caturano & Company, Ltd. on any matter.

ITEM 8A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.  As of December 31, 2005, an evaluation was carried out under the supervision and with the participation our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.  There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

Not applicable.

Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on or about June 2, 2006 that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graphs included in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on or about June 2, 2006.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS.

The information required by this Item is set forth under the captions “Proposal No. 1 — Election of Directors — Information Concerning the Nominees” and “— Directors and Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 10.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on or about June 2, 2006 to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is set forth under the caption “Certain Transactions” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 13.	EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Trafalgar Ventures Inc., Cyberkinetics, Inc., Trafalgar Acquisition Corporation and Robert Gorden Smith, dated July 23, 2004 (incorporated by reference to Current Report on Form 8-K filed July 27, 2004).

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Trafalgar Ventures Inc., Cyberkinetics, Inc., Trafalgar Acquisition Corporation and Robert Gorden Smith, dated October 7, 2004 (incorporated by reference to Current Report on Form 8-K filed October 8, 2004).

2.3	Agreement and Plan of Merger by and among Andara Life Science, Inc., Andara Acquisition Corp and Cyberkinetics, Inc., dated February 14, 2006 filed herewith.

3.1	Certificate of Incorporation (incorporated by reference to Current Report on Form 8-K filed October 8, 2004).

3.2	Bylaws (incorporated by reference to Current Report on Form 8-K filed October 8, 2004)

4.1	Form of Warrant, issued November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).

4.2	Common Stock Registration Rights Agreement, dated November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).

4.3	Warrant Shares Registration Rights Agreement, dated November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).

4.4	Warrant issued to University of Utah Research Foundation, dated August 13, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

4.5	Warrant issued to Brown University Research Foundation, dated August 13, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

Exhibit
Number		Description of Exhibit

4.6		Warrant issued to General Electric Capital Corporation, dated December 8, 2003 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004)

4.7		Registration Rights Agreement, dated October 7, 2004 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

4.8		Warrant issued to Silicon Valley Bank, dated March 31, 2005 (incorporated by reference to Current Report on Form 8-K filed April 4, 2005)

4.9		Form of Warrant, issued September 26, 2005 (incorporated by reference to Current Report on Form 8-K filed September 28, 2005).

4.10		Registration Rights Agreement, dated September 26, 2005 (incorporated by reference to Current Report on Form 8-K filed September 28, 2005).

4.11		Warrant issued to General Electric Capital Corporation, dated January 10, 2006 (incorporated by reference to Current Report on Form 8-K filed January 13, 2006)

10.1		Employment Agreement with Timothy R. Surgenor, dated November 3, 2004 (incorporated by reference to Current Report on Form 8-K filed November 8, 2004).

10.2		Securities Purchase Agreement, dated November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).

10	.3*	License Agreement between Bionic Technologies, Inc. and University of Utah Research Foundation, dated August 1, 1996 and amended as of October 15, 1997, November 10, 1999 and February 7, 2002 (incorporated by reference to Form SB-2 filed December 3, 2004).

10.4		Consulting Agreement between Cyberkinetics, Inc. and John Donoghue, dated July 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004)

10	.5*	License Agreement among Brown University Research Foundation, Massachusetts Institute of Technology and Cyberkinetics, Inc. dated August 13, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10	.6*	Exclusive License Agreement between Emory University and Cyberkinetics, Inc., dated August 28, 2002 (incorporated by reference to Form SB-2 filed on December 3, 2004).

10.7		Lease Agreement between Cyberkinetics, Inc. and 100 & 200 Foxborough Boulevard Realty Trust, dated May 9, 2003 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10.8		Master Lease Agreement between Cyberkinetics, Inc. and General Electric Capital Corporation, dated November 18, 2003 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10.9		Clinical Study Agreement, dated December 22, 2003, by and among Cyberkinetics, Inc., Jon Mukand, M.D., Ph.D. and Sargent Rehabilitation Center (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10.10		Second Amended and Restated Founders’ Option Plan (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10.11		Clinical Study Agreement, dated May 10, 2004, by and among Cyberkinetics, Inc., Rhode Island Hospital and Gerhard Friehs, M.D. (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10.12		Form of Lock-Up Agreement with certain shareholders, dated October 7, 2004 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10.13		Lease agreement between Kax Co. and Cyberkinetics Inc., dated January 28, 2005 (incorporated by reference to Current Report on Form 8-K filed February 1, 2005.)

10.14		Employment Agreement between Cyberkinetics, Inc. and John Donoghue, dated March 24, 2005 (incorporated by reference to Current Report on Form 8-K filed March 28, 2005)

10.15		Loan and Master Security Agreement between Silicon Valley Bank and Cyberkinetics, Inc. dated March 31, 2005 (incorporated by reference to Current Report on Form 8-K filed April 4, 2005.)

Exhibit
Number		Description of Exhibit

10.16		Third Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Current Report on Form 8-K filed June 28, 2005).

10.17		Loan and Master Security Agreement between General Electrical Capital Corporation and Cyberkinetics, Inc. dated December 25, 2005 (incorporated by reference to Current Report on Form 8-K filed December 27, 2005.)

10.18		Promissory Note between General Electrical Capital Corporation and Cyberkinetics, Inc. dated January 10, 2006 (incorporated by reference to Current Report on Form 8-K filed January 13, 2006.)

10.19		Employment Agreement between Cyberkinetics, Inc. and Mark A. Carney, dated February 14, 2006 (incorporated by reference to Current Report on Form 8-K filed February 21, 2006)

10	.20**	License Agreement between Purdue Research Foundation and Andara Life Science, Inc., dated February 28, 2005, filed herewith.

10	.21**	License Agreement between Indiana University Research and Technology Corporation and Andara Life Science, Inc., dated July 29, 2005, filed herewith.

14.1		Code of Ethics (incorporated by reference to Annual Report on Form 10-KSB filed March 31, 2005).

16.1		Letter from Morgan & Company regarding change in independent accountants dated October 7, 2005 (incorporated by reference to Current Report on Form 8-K filed October 8, 2005).

21.1		Subsidiaries of the Registrant, filed herewith.

23.1		Consent of Ernst & Young LLP, Independent Registered Accounting Firm, filed herewith

23.2		Consent of Vitale, Caturano & Company, Independent Registered Accounting Firm, filed herewith.

24.1		Power of Attorney (included on signature page).

31.1		Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, filed herewith.

31.2		Certification of Vice President of Finance pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, filed herewith.
32.1		Certifications of Chief Executive Officer and Vice President of Finance pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herewith.

*	Confidential treatment was approved by the staff of the Securities and Exchange Commission for certain portions of these agreements.

**	Confidential treatment requested for certain portions of these agreements.

(b) Current Reports on Form 8-K

Current Report filed January 12, 2005 reporting Item 5.02
Current Report filed February 1, 2005 reporting Items 1.01 and 9.01
Current Report filed March 28, 2005 reporting Items 1.01, 5.02 and 9.01
Current Report filed/furnished April 4, 2005 reporting Items 1.01, 2.02, 2.03 and 9.01
Current Report filed April 6, 2005 reporting Items 8.01 and 9.01
Current Report filed April 12, 2005 reporting Item 1.01
Current Report furnished May 13, 2005 reporting Items 2.02 and 9.01
Current Report filed June 28, 2005 reporting Items 1.01 and 9.01
Current Report filed September 28, 2005 reporting Items 1.01, 3.02 and 9.01
Current Report filed October 14, 2005 reporting Items 8.01 and 9.01
Current Report filed October 19, 2005 reporting Item 5.02
Current Report filed October 26, 2005 reporting Items 4.01 and 9.01
Current Report filed November 14, 2005 reporting Items 7.01 and 9.01
Current Report filed December 27, 2005 reporting Items 1.01, 2.03 and 9.01
Current Report filed January 10, 2006 reporting Item 1.02
Current Report filed January 13, 2006 reporting Items 2.03 and 9.01

Current Report filed February 21, 2006 reporting Items 1.01, 2.01, 3.02, 5.02 and 9.01
Current Report furnished March 28, 2006 reporting Items 2.02 and 9.01

The information contained under Item 2.02 and Item 9.01, as applicable, was “furnished” in accordance with General Instruction B.2 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

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

Date: March 30, 2006

By:	/s/ Kimi E. Iguchi
Kimi E. Iguchi
Vice President, Finance
(Principal Financial and Accounting Officer)

Date: March 30, 2006

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

Signature	Title	Date

/s/ Timothy R. Surgenor Timothy R. Surgenor	President, Chief Executive Officer, Director (Principal Executive Officer)	March 30, 2006

/s/ John P. Donoghue John P. Donoghue, Ph.D.	Chief Scientific Officer, Director	March 30, 2006

/s/ Kimi E. Iguchi Kimi E. Iguchi	Vice President, Finance (Principal Financial and Accounting Officer)	March 30, 2006

/s/ Mark A. Carney Mark A. Carney	Executive Vice President, Director	March 30, 2006

/s/ Mark P. Carthy Mark P. Carthy	Director	March 30, 2006

/s/ George N. Hatsopoulos George N. Hatsopoulos, Ph.D.	Director	March 30, 2006

/s/ Nicholas G. Hatsopoulos Nicholas G. Hatsopoulos, Ph.D.	Director	March 30, 2006

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	March 30, 2006

/s/ Daniel E. Geffken Daniel E. Geffken	Director	March 30, 2006