Form 10QSB
period 2006-03-31
Cyberkinetics Neurotechnology Systems, Inc.
filed 2006-05-15
CIK 1180253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of May 10, 2006, the Registrant had 28,890,311 shares of Common Stock outstanding.
     Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

FORM 10-QSB INDEX

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,004,471	$11,346,372
Accounts receivable	367,435	387,731
Inventory	398,446	235,320
Prepaid expenses and other current assets	343,920	427,987

Total current assets	11,114,272	12,397,410

Property and equipment, net	670,625	619,433
Intangible assets, net	2,000,864	114,071
Deposits and other assets	164,673	140,447
Goodwill	94,027	94,027

Total assets	$14,044,461	$13,365,388

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$285,212	$474,398
Accrued expenses	1,260,409	936,202
Current portion of capital lease obligations	316,479	274,489
Current portion of notes payable	840,236	473,721

Total current liabilities	2,702,336	2,158,810

Capital lease obligations, net of current portion	369,410	338,048
Notes payable, net of current portion	3,159,764	2,526,279

Total long-term liabilities	3,529,174	2,864,327
Commitments – Note 6

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized, 30,189,292 and 28,889,292 issued and outstanding at March 31, 2006, respectively and 27,157,997 and 25,857,997 issued and outstanding at December 31, 2005, respectively	30,189	27,158
Additional paid-in capital	33,694,070	31,112,108
Common stock in escrow, 1,300,000 shares	(13,000)	(13,000)
Deferred compensation	—	(786,364)
Accumulated deficit	(25,898,308)	(21,997,651)

Total stockholders’ equity	7,812,951	8,342,251

Total liabilities and stockholders’ equity	$14,044,461	$13,365,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Revenues:
Product sales	$132,200	$249,492
Grant income	252,480	171,798

Total revenues	384,680	421,290

Operating expenses:
Cost of product sales	49,768	44,656
Research and development	1,396,278	1,453,623
Sales and marketing	109,979	82,492
General and administrative	1,054,089	1,087,030
Purchased in-process research and development	1,602,239	—

Total operating expenses	4,212,353	2,667,801

Operating loss	(3,827,673)	(2,246,511)

Other income (expense):
Interest income	108,832	15,331
Interest expense	(181,816)	(16,193))

Other income (expense), net	(72,984)	(862)

Net loss	$(3,900,657)	$(2,247,373)

Basic and diluted net loss per common share	$(0.15)	$(0.14)

Shares used in computing basic and diluted net loss per common share	26,876,209	15,669,077

The accompanying notes are an integral part of these condensed consolidated financial statements

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Operating activities
Net loss	$(3,900,657)	$(2,247,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,354	62,938
Stock-based compensation	380,905	404,787
In-process research and development	1,602,239	—
Non-cash interest on line of credit and notes payable	52,926	1,229
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	20,296	191,677
Prepaid expenses and other current assets	69,574	(5,396)
Inventory	(163,126)	36,755
Deposits and other assets	15,259	(15,249)
Accounts payable	(614,186)	(63,611)
Accrued expenses	155,546	328,670
Deferred revenue	—	(60,432)

Net cash used in operating activities	(2,281,870)	(1,366,005)

Investment activities
Purchase of property and equipment	(112,641)	(92,797)
Acquisition of Andara Life Science, Inc.	(21,190)	—

Net cash used in investing activities	(133,831)	(92,797)

Financing activities
Proceeds from note payable	4,000,000	—
Proceeds from capital lease line	139,613	—
Payments on capital lease line	(66,261)	(45,728)
Payments on line of credit	(3,000,000)	—
Proceeds from issuance of common stock	448	701

Net cash provided by (used in) financing activities	1,073,800	(45,027)

Net decrease in cash and cash equivalents	(1,341,901)	(1,503,829)
Cash and cash equivalents at beginning of period	11,346,372	5,232,641

Cash and cash equivalents at end of period	$10,004,471	$3,728,812

Supplemental disclosure of non-cash investing and financing activities
Common stock warrants issued in connection with line-of-credit agreement	$—	156,398

Common stock warrants issued in connection with notes payable	$77,918	$—

Acquisition of Andara Life Science, Inc.
Fair value of assets acquired	3,526,937	—
Assumed liabilities	(425,000)	—
Acquisition costs incurred	(189,850)	—

Fair value of common stock issued	$2,912,087	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of Business and Basis of Presentation
The Company is engaged in the research, development, manufacture, sale and distribution of neurological products. Cyberkinetics is developing clinical products for human use designed to detect and interpret brain activity in real time. Cyberkinetics operates in one business segment, which is the development and marketing of neurological products. Since its inception on May 2, 2001, the Company has devoted its efforts principally to research and development, licensing of intellectual property, business development activities and raising capital. Prior to the quarter ended June 30, 2005, the Company operated as a development-stage company. During the first half of 2005, the Company made progress in the clinical testing and development of its BrainGate System. During the second quarter of 2005, the Company received 510(k) approval to market its first clinical product the NeuroPort™ System which it expects to launch in 2006. As a result, the Company determined that it was no longer in the development stage.
In February 2006, the Company acquired Andara Life Science, Inc. (“Andara”), an Indiana corporation, through the merger of a wholly owned subsidiary of Cyberkinetics with and into Andara. Prior to its acquisition, Andara was a privately held company engaged in the development of a portfolio of programs related to the repair and regeneration of neural tissues, which were developed at the Center for Paralysis Research at Purdue University. The acquisition enables Cyberkinetics to continue the development of Andara’s key technologies, the Andara Oscillating Field Stimulator™ (“Andara OFS Device”) which is used to treat acute injuries and the Andara OFS PLUS system in preclinical studies, which includes the use of neurotrophic growth factor which is being developed to potentially treat long-term (chronic) injuries (Note 10).
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
Management expects that the Company will continue to incur negative cash flows and net losses for the foreseeable future. Based upon management’s current plans and expectations, management believes that the Company’s existing capital resources will be sufficient to meet the Company’s operating expenses and capital requirements through at least December 2006. However, changes in management’s business strategy, technology development, marketing plans or other events affecting the Company’s operating plans and expenses, may result in the expenditure of existing cash before that time. If this occurs, the Company’s ability to meet its cash obligations as they become due and payable will depend on the Company’s ability to sell securities, borrow funds or some combination thereof. The Company may not be successful in raising the necessary funds on acceptable terms, or at all. If the Company were to lack sufficient funds, the Company may be required to delay, scale back or eliminate some of its research and development activities or delay the launch of its product candidates.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the fiscal year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.
In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006, and March 31, 2005, and cash flows for the three months ended March 31, 2006, and March 31, 2005. The preparation of the Company’s condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date.
The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
2. Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for stock-based awards issued to employees under its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no compensation expense was recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. The Company elected to adopt, for periods prior to January 1, 2006, the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (collectively, SFAS 123) which used a fair value based method of accounting for share-based awards. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) using the modified prospective transition method. In conjunction with the adoption of SFAS 123R, the Company applied the principles of Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R.
SFAS 123R requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The Company elected to determine the fair value of stock options using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized under SFAS 123.
In accordance with the provisions of the modified prospective transition method under SFAS 123R, the Company has not restated prior period amounts. Under this transition method, compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the vesting period of the award on a straight-line basis. The Company adjusts this estimate to reflect actual forfeitures at the end of each reporting period. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.
As a result of adopting SFAS 123R, the Company recorded stock-based compensation of $201,791 for the three months ended March 31, 2006 for stock-based awards granted to employees. This represents an incremental charge of $81,649, or $0.003 per share, as compared to the Company’s previous method of accounting for stock-based awards to employees under APB 25.
The Company accounts for stock-based awards issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), under which compensation expense is generally recognized over the vesting period of the award.
The following table presents the Company’s pro forma net loss attributable to common stockholders and net loss per common share for the three months ended March 31, 2005 had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at grant dates as calculated in accordance with SFAS 123.

Three Months
Ended March 31,
2005
Net loss as reported	$(2,247,373)
Add: Stock-based employee compensation expense included in reported net loss	124,355
Deduct: Stock-based employee compensation expense determined under fair value-based method for all employee awards	(187,068)

Pro forma net loss	$(2,310,086)

Basic and diluted net loss per share as reported	$(0.14)
Pro forma basic and diluted net loss per share	$(0.15)

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair values of options granted during the three months ended March 31, 2006 and 2005 were $1.07 and $1.78 per share. As required by SFAS 123R, the Company records stock-based compensation expense only for those awards that are expected to vest. The following assumptions were made for options granted during the three months ended March 31, 2006 and 2005:

	2006	2005
Expected volatility (1)	100%	100%
Expected dividend yield (2)	0%	0%
Expected lives of options (in years) (3)	5	5
Risk-free interest rate (4)	4.78%	3.75%

(1)	The Company’s common stock is approved for quotation on the Over-the-Counter Bulletin Board and began trading on October 15, 2004. Based on this short trading history, the Company determined the expected volatility based on public small capitalization stocks with significant risk (scientific or otherwise), which tend to have a relatively high volatility. The Company will re-evaluate this method as additional historical stock price data is obtained.

(2)	No cash dividends have been declared on the Company’s common stock since the Company’s inception and it does not anticipate paying cash dividends over the expected term of the option.

(3)	The expected term represents the weighted average period the option is expected to be outstanding and is based on the historical exercise behavior of employees.

(4)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturity dates equivalent to the expected term of the option.
As of March 31, 2006, there was $2,281,486 of total unrecognized compensation cost related to non-vested options granted to employees under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.45 years.
Stock Option Plans
2002 Equity Incentive Plan
On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Equity Incentive Plan (the 2002 Equity Plan). The 2002 Equity Plan provides for the granting of shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for officers, directors, employees, consultants and advisers. On June 23, 2005, Cyberkinetics’ Board of Directors and its stockholders amended the 2002 Equity Plan to increase the total number of shares available from 2,533,333 to 3,500,000. At March 31, 2006, a total of 2,959,518 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Equity Plan.
Pursuant to the 2002 Equity Plan, the Board of Directors (or committees designated by the Board) may grant incentive and nonqualified stock options, restricted stock and other stock awards to the Company’s officers, directors, employees, consultants and advisers. The options can be exercisable at various dates, as determined by the Company’s Board of Directors, and will expire no more than ten years from the date of grant. Options granted under the 2002 Equity Plan are restricted as to transfer. All options granted on or after October 15, 2004, the date the Company’s common stock began trading publicly, are valued using the closing sales price for the Company’s common stock as of the date of the grant. For holders of more than 10% of the Company’s voting stock, incentive stock options may not be granted at less than 110% of the fair market value of the

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)
2. Stock-Based Compensation (continued)
Company’s common stock at the date of grant, with an expiration date not to exceed five years. Options granted to new employees generally vest at a rate of 25% on the first anniversary of the grant and 6.25% of the shares at the end of each successive three-month period. Annual option grants to existing employees generally vest at a rate of 6.25% of the shares at the end of each successive three-month period beginning from the date of grant.
2002 Founders’ Option Plan
On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Founders’ Option Plan (the 2002 Founders’ Plan). The 2002 Founders’ Plan provides for the granting of shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for certain key employees and stockholders. Options granted under the 2002 Founders’ Plan will expire no more than ten years from the date of grant and generally vest monthly over a four-year period beginning from the date of grant. The total number of shares available under the 2002 Founders’ Plan is 1,230,915. At March 31, 2006, a total of 1,064,415 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Founders’ Plan.
A summary of option activity for all plans for the three months ended March 31, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Yrs.)	Value
Outstanding at December 31, 2005	3,239,967	$0.54
Granted	792,253	$1.91
Exercised	(1,494)	$0.12
Forfeited	(6,793)	$1.20

Outstanding at March 31, 2006	4,023,933	$0.54	8.63	$3,390,833

Exercisable at March 31, 2006	1,920,457	$0.21	8.05	$2,364,597
The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $1.39 market price of the Company’s common stock at March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1,718 and $430, respectively, determined as of the date of exercise. During the three months ended March 31, 2006 and 2005, the Company received proceeds of $448 and $20, respectively, from the exercise of stock options.
3. Net Loss Per Share
The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. The Company has excluded the impact of all stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are antidilutive for all periods presented. During the three months ended March 31, 2006, the Company issued 3,029,801 shares of common stock, of which 993,377 shares of common stock were issued pursuant to a restricted award and are subject to forfeiture, in connection with the acquisition of Andara and 1,494 shares of common stock in conjunction with the exercise of stock options. The shares subject to forfeiture have been excluded from the calculation of net loss per share.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)
3. Net Loss Per Share (continued)
The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	As of
	March 31,	March 31,
	2006	2005
Options	4,023,933	3,413,150
Warrants	6,023,466	899,859

Total	10,047,399	4,313,009

4. Inventory
Inventory consists of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$48,423	$122,008
Work in process	205,373	94,055
Finished goods	144,650	19,257

Total	$398,446	$235,320

5. Property and Equipment
Property and equipment consist of the following:

	March 31,	December 31,
	2006	2005	Useful Life
Computer equipment	$232,980	$226,065	3 years
Software	167,264	98,254	3 years
Furniture and fixtures	61,445	59,633	3 years
Machinery and equipment	743,894	706,979	3 to 5 years
Leasehold improvements	56,604	56,604	Remaining lease term

	1,262,187	1,147,535
Less accumulated depreciation	(591,562)	(528,102)

Property and equipment, net	$670,625	$619,433

Depreciation expense, which includes amortization of assets under capital leases, was $63,460 and $57,311 for the three months ended March 31, 2006 and March 31, 2005, respectively.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)
6. Commitments
Operating Leases
The Company leases office space in Foxborough, Massachusetts and office and laboratory space in Salt Lake City, Utah used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on May 31, 2007 and includes an option to renew the lease at the end of the initial term for an additional three-year term. The Salt Lake City, Utah lease expires on November 30, 2009 and includes an option to renew the lease at the end of the initial lease term for an additional five-year term. The future minimum lease payments required under noncancellable operating leases were as follows as of March 31, 2006:

Year ending December 31:
2006	$250,708
2007	253,505
2008	192,500
2009	181,500

Total minimum lease commitments	$878,213

Capital Leases
In October 2003, the Company entered into a loan and security agreement (the “Capital Lease Line”) with a lender that allows the Company to borrow funds to finance the purchase of equipment, hardware, leasehold improvements and software. The Company may borrow up to $1,300,000 under this Capital Lease Line. All borrowings under the Capital Lease Line are collateralized by the assets financed. In connection with the Capital Lease Line, the Company issued to the lender 20,000 warrants to purchase Series A Preferred Stock. At the closing of the Merger, such warrant converted to a warrant to purchase 20,000 shares of common stock. The warrants, valued at $10,506 under the Black-Scholes model, are exercisable at the option of the holder at $1.00 per share, and expire ten years from the date of issuance. The fair value is being charged to interest expense over the 42-month term of the Capital Lease Line.
In January 2004 and May 2004, the Company received gross proceeds of $258,869 and $439,509, respectively, from financings completed under the Capital Lease Line. On September 28, 2005 and March 30, 2006, the Company received gross proceeds of $265,080 and $139, 613, respectively, from financings completed under its Capital Lease Line. The proceeds were used to finance purchases of property and equipment. All financings under the Capital Lease Line have a term of 42 months, a $1.00 buyout option and monthly payments ranging from approximately 2.7% to 2.9% of the total cost of the equipment financed.
Future minimum cash payments under the Capital Lease Line at March 31, 2006 are as follows:

Period ending December 31:
2006	$276,743
2007	302,012
2008	137,321
2009	58,205

774,281
Less amount representing interest	(88,392)

Present value of minimum future payments	685,889
Less current portion of capital leases	(316,479)

Long-term portion of capital leases	$369,410

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
7. Notes Payable
On March 31, 2005, the Company entered into a one year revolving line-of-credit agreement (the “Line of Credit”) for up to $3,000,000 with a financial institution. Borrowings under the Line of Credit were available in amounts and at the time of the Company’s discretion. Borrowings were collateralized by the assets of the Company, excluding intellectual property. The Company agreed not to sell, transfer or otherwise dispose of its intellectual property rights outside the ordinary course of business, except with the prior consent of the financial institution. The Line of Credit provided for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions. The Line of Credit also contained certain acceleration clauses. Borrowings under the Line of Credit bore interest at prime rate plus 3 percent (10.25% at December 31, 2005). Interest was payable monthly and the principal was due on March 30, 2006. In connection with the execution of the Line of Credit, the Company issued to the financial institution a ten-year warrant to purchase 71,429 shares of common stock at an exercise price of $2.10 per share. The Company recorded the fair value of these warrants of $156,396 as a deferred financing cost which was amortized as interest expense over the term of the Line of Credit. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term. The Company recorded $117,297 of interest expense for the year ended December 31, 2005 related to the warrants. On May 4, 2005, the Company drew down $3,000,000 under the Line of Credit. In 2005, the Company paid interest of $165,875 related to borrowings under the Line of Credit. On January 5, 2006, the Company paid all amounts due and owing under the Line of Credit.
On December 27, 2005, the Company entered into a Loan and Master Security Agreement (the “Loan”) with General Electric Capital Corporation (the “Lender”). The Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 became available immediately (“Tranche 1”) and the remaining $2,000,000 is available upon the achievement of certain milestones. As a condition to borrowing any funds under Tranche 1, the Company must first have paid all amounts outstanding and due under the Company’s existing Line of Credit and fully satisfied and discharged all liens, claims and encumbrances on our property and intellectual property arising from the Loan. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Loan provides for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions; the Agreement also contains certain acceleration clauses. Borrowings under the agreement bear interest at the Federal Reserve’s Three (3) year Treasury Constant Maturities Rate plus 4.2 percent. The Company is required to make interest only payments on all draw-downs for the first six months and the remaining principal and interest will be repaid over 30 months. In connection with the Loan, the Company issued to the Lender a ten-year warrant to purchase 71,301 shares of common stock at an exercise price of $1.40 per share. The Company recorded the fair value of the warrants of $97,246 as deferred financing cost which amount is being amortized as interest expense over the term of the Loan. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term.
On January 10, 2006, the Company borrowed $4,000,000 under the Loan (the “Borrowing”). The Borrowings bear interest at 10.72% annually and interest only is payable for six months; thereafter, the borrowed amount will be payable in thirty equal monthly payments of principal plus interest of $152,588. If the Company fails to pay any obligation when due under the Borrowing, the Lender may declare that all Borrowings are immediately due and payable. In connection with the execution of the Borrowing, the Company issued to the Lender a ten-year warrant to purchase 55,944 shares of the common stock at an exercise price of $1.79 per share. The warrant was valued at $77,918 under the Black Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 10-year term. The fair value of the warrant will be charged to interest expense over the thirty-six month term of the loan. Upon completion of these transactions, future minimum cash payments due under the Loan are as follows as of March 31, 2006:

Cyberkinetics Neurotechnology Systems, Inc .
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
7. Notes Payable (continued)

Period ending December 31:
2006	$789,019
2007	1,831,058
2008	1,831,058
2009	305,176

4,756,311
Less amount representing interest	(756,311)

Present value of minimum future payments	4,000,000
Less current portion of loan	(840,236)

Long-term portion of loan	$3,159,764

8. Preferred Stock
As of March 31, 2006 and December 31, 2005, the Company had 50,000,000 shares of preferred stock authorized and no shares issued and outstanding.
9. Related Party Transactions
During the three months ended March 31, 2006 and March 31, 2005, respectively, the Company recognized product sales of $0 and $4,013 to Brown University, respectively. The Company’s Chief Scientific Officer, who is also a member of the Company’s Board of Directors, is a professor and the Chairman of the Neuroscience Department at Brown University. Amounts due from Brown University at March 31, 2006 and December 31, 2005 totaled $0 and $4,040, respectively.
The Company recognized product sales of $20,000 and $4,000 to the University of Chicago during the three months ended March 31, 2006 and March 31, 2005, respectively. A member of the Company’s Board of Directors is an assistant professor at the University of Chicago. There were no amounts due from the University of Chicago at March 31, 2006 and December 31, 2005.
10. Acquisition of Andara Life Science, Inc.
Pursuant to an Agreement and Plan of Merger dated February 14, 2006 (the “Andara Merger Agreement”), among Cyberkinetics, Andara and Andara Acquisition Corp., a wholly-owned subsidiary of the Company, (“Acquisition”), on the filing of a Certificate of Merger in the State of Delaware and Articles of Merger in the State of Indiana, Acquisition merged with and into Andara and all of the issued and outstanding capital stock of Andara was exchanged for an aggregate of 3,029,801 shares of common stock, $0.001 par value per share (“Common Stock”) of the Company, of which 993,377 shares of Common Stock were issued pursuant to a restricted stock award and subject to forfeiture (“Restricted Stock”). The Restricted Stock is subject to forfeiture if certain specific milestones are not achieved by the surviving corporation within thirty-six (36) months of the Merger. Andara was the surviving corporation in the Merger and became a wholly-owned subsidiary of Cyberkinetics. As the restricted stock is considered contingent consideration, only the 2,036,424 shares of unrestricted common stock (3,029,801 issued less 993,377 restricted shares) has been included as part of the aggregate purchase price calculation. In accordance with to SFAS No. 141 Business Combinations (SFAS No. 141) and EITF Issue No 98-3 Determining whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business, the Company determined that this transaction does not constitute a business combination and accordingly, has accounted for it as an asset purchase. The accounting for the transaction is similar to purchase accounting under SFAS No. 141, except that goodwill is not recorded.

Cyberkinetics Neurotechnology Systems, Inc .
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
10. Acquisition of Andara Life Science, Inc. (continued)
The total consideration of $3,102,000 consisted of $2,912,000 of unrestricted Cyberkinetics common stock and approximately $190,000 in transaction costs which primarily consisted of fees paid for legal and accounting services. The amount of consideration paid by Cyberkinetics was determined through arms-length negotiation between Cyberkinetics and Andara. There was no material pre-existing relationship between Andara or its stockholders and Cyberkinetics or any of its affiliates, directors or officers, or any associate of a director or officer of Cyberkinetics.
The fair value of the tangible and intangible assets acquired and liabilities assumed were recorded as follows:

Property and Equipment	$2,012
Intangible assets
Non–competition agreements (estimated useful lives of 3 years)	213,632
Developed technology (estimated useful lives of 10 years)	1,709,054
Acquired in process research and development	1,602,239
Current Liabilities	(425,000)

Net assets acquired	$3,101,937

The fair market value of the intangible assets acquired was based on a valuation determined using an income approach for the developed technology and a discounted cash flow analysis for the non-competition agreements and In Process Research and Development (“IPR&D”). The discount rate used in determining the net present value of the cash flows was 36% and is consistent with the overall risks of developing the projects. In determining the value of the IPR&D, the Company considered the clinical development timeline and costs, market size and nature of the industry. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. The IPR&D was written off immediately upon the consummation of the transaction and is presented as a separate line on the Company’s Statement of Operations. The non–competition agreements and developed technology are being amortized over their estimated useful life of three and ten years, respectively.
The Company’s Statement of Operations includes the results of operations of Andara as of the date of the acquisition. For the quarter ended March 31, 2006, the Company has recorded $30,265 of amortization expense related to the non–competition agreements and developed technology of which the entire amount was included in research and development.
The following unaudited pro forma consolidated information gives effect to the acquisition of Andara as if the acquisition occurred on January 1, 2005.

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Total revenue	$384,680	$421,290
Net loss	(3,166,344)	(2,339,957)
Net loss per share	$(0.12)	$(0.13)
The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that may be obtained in the future.
11. License Agreements
In connection with the acquisition of Andara, Cyberkinetics became the licensee of an exclusive, sublicenseable, royalty bearing license with Purdue Research Foundation for the development and commercialization of the PRF technology pertaining to the Andara OFS Device and the Andara OFS Device Plus, and a series of neurotrophic and other drugs to be utilized with the Andara OFS Device or on their own. The Company agreed to pay milestones and royalties to PRF based upon gross receipts

Cyberkinetics Neurotechnology Systems, Inc .
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
11. License Agreements (continued)
generated from the various licensed products. There are no milestone obligations for the Andara OFS Device and Andara OFS Device Plus as of March 31, 2006. The Company agreed to pay a 3% royalty on product sales of the Andara OFS Device and Andara OFS Device Plus. The Company may reduce, by up to 50%, the royalties due to PRF by the royalties paid to third parties provided the reductions do not exceed 50% during any given annual reporting period. For the remaining licensed products, the Company is obligated to make four milestone payments to PRF; three for the completion of each clinical trial phase I, II and III, respectively and the fourth payment at the inception of the product launch. The milestone payments range from $30,000 to $1,500,000 for a successfully launched product. The Company is obligated to make annual maintenance payments to PRF of $100,000 beginning in 2009, $250,000 in 2010 through 2012 and $500,000 in 2013 and beyond. These maintenance payments may be credited against any royalties or other payments due to PRF during the same annual period. This license agreement will terminate at the later of either the expiration of the last valid claim upon the patents or the tenth-year anniversary of the first commercial shipment of a licensed product.
Also in connection with the acquisition of Andara, Cyberkinetics became the licensee of an exclusive sublicenseable license with IURT for the development and commercialization of the IURT technology pertaining to the OFS Device and OFS device with a series of neurotrophic and other drugs to be utilized with the OFS Device or on their own.

Cyberkinetics Neurotechnology Systems, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following discussion of consolidated financial condition and results of operations of the company should be read in conjunction with the unaudited financial statements and the related notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These statements are subject to known and unknown risks and uncertainties that may cause actual future experience and results to differ materially from the statements made. Forward-looking statements include, but are not limited to, statements concerning our future expectations, plans, prospects and future operating results as well as projections of cash and marketable securities and sufficiency of funding for capital expenditures. Actual results may differ materially from those indicated by these forward-looking statements as a result of various factors including risks related to: our access to additional capital; our ability to obtain additional funding to support our business activities; our dependence on third parties for development, manufacture, marketing, sales and distribution of our products; our development of products; our ability to obtain and maintain patent protection for our discoveries and products; and our limited operating history; as well as those risks more fully discussed in the “risk factors” section of the Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006. In addition, any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this release.
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
Andara was acquired pursuant to the terms and conditions of an Agreement and Plan of Merger dated February 14, 2006 (the “Andara Merger Agreement”), among the Company, Andara and Andara Acquisition Corp. (“Acquisition”), a wholly-owned subsidiary of the Company, on the filing of a Certificate of Merger in the State of Delaware and Articles of Merger in the State of Indiana. Acquisition merged with and into Andara and all of the issued and outstanding capital stock of Andara was exchanged for an aggregate of 3,029,801 shares of the common stock, $0.001 par value per share (“Common Stock”) of the Company, of which 993,377 shares of Common Stock were issued pursuant to a restricted stock award and subject to forfeiture (the “Restricted Stock”). As a result of the Andara Merger, Andara became a wholly-owned subsidiary of the Company. The Restricted Stock is subject to forfeiture if certain specific milestones are not achieved by the surviving corporation within thirty-six (36) months of the Andara Merger. The acquisition enables Cyberkinetics to continue the development of Andara’s key technologies, the Andara Oscillating Field Stimulator™ (“Andara OFS Device”) which is used to treat acute injuries and the Andara OFS PLUS system in preclinical studies, which includes the use of neurotrophic growth factor which is being developed to potentially treat long-term (chronic) injuries.
We have a limited history of operations and, through March 31, 2006, we have generated limited revenues from product sales. We have also generated revenue from grant income. The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the NeuroPorttm , BrainGatetm Systems and the Andara OFS Device.
We have been unprofitable since Cyberkinetics’ inception in May 2001 and we expect to incur substantial additional operating losses for at least the foreseeable future as we continue to expand our product development activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial performance are not necessarily indicative of our future operating results. We have incurred substantial net losses since inception. As of March 31, 2006, our accumulated deficit was $25,898,000. We expect to incur substantial and increasing losses for the next several years as we:
•	continue to develop the BrainGatetm System , the NeuroPorttm System and the Andara tm OFS Device;

•	continue to enroll new patients in our clinical study(ies);

•	develop and commercialize our product candidates, if any, that receive regulatory approval;

•	continue to expand our research and development programs;

•	acquire or in-license products, technologies or businesses that are complementary to our own; and

•	increase our general and administrative expenses related to operating as a public company.
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
In the future, the rate of spending on the BrainGatetm System is likely to increase as additional clinical trials are performed. The initial version of the BrainGatetm System is not expected to be commercially launched for at least two to four years, if at all. We have also initiated development of a completely implantable sensor and signal transmission system for long-term use that can be operated by the user outside of the hospital setting which will take longer to develop and is expected to be launched after the initial version of the BrainGatetm System. Additionally, our rate of spending is likely to increase as we develop the recently acquired Andara OFS Device. While we cannot estimate with any certainty the time required for commercial approval of the BrainGatetm System or the Andara OFS Device, we expect that we will need to raise substantial additional capital in order to reach breakeven from the sales of advanced neurological products.
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

Three Months Ended March 31, 2006 and 2005
Revenues
Product Sales and Gross Margin. Our business focus since inception in May 2001 has been the development of our advanced neurological products, such as the NeuroPort™ and BrainGate™ Systems. We also sell our BIONIC® products. We expect that our sales from the BIONIC® products will continue to be limited and are therefore, likely to continue to fluctuate in the future. Product sales decreased $117,000 to $132,000 for the three months ended March 31, 2006 from $249,000 for the three months ended March 31, 2005. The 47% decrease in sales was principally related to a reduction in the number of BIONIC® units sold. The gross margin on product sales was approximately 62% and 82% for the three months ended March 31, 2006 and 2005, respectively. The decrease in gross margin is a principally a result of two factors. First, there was a reduction in the number of BIONIC® units sold which have higher margins than our other products. Additionally, the Company recognized $60,000 of revenue during 2005 that had previously been deferred. The costs associated with $60,000 of deferred revenue were recognized at the time the sale was made in 2003.
Grants. Revenue from grants increased $80,000 to $252,000 for the three months ended March 31, 2006 from $172,000 for the three months ended March 31, 2005. Grants for the three months ended March 31, 2005 consisted primarily of SBIR grants. We no longer submit SBIR grant applications because of uncertainties concerning the availability of these types of grants to public companies. We have identified and applied for several new grant and contract opportunities from various federal agencies, other than SBIR grants, that may provide funding for research activities in 2006 and beyond. As a result of our efforts to seek new sources of funding, in October 2005, we were awarded a subcontract under a grant issued to Case Western Reserve University (Case) by the National Center for Medical Rehabilitation Research (NCMRR), a component of the National Institute of Child Health and Human Development (NICHD). The subcontract provides us, in conjunction with other collaborators, with the financial resources to support the joint development of a neuroprosthetic system capable of restoring partial arm and hand function to individuals with extensive paralysis due to high cervical spinal cord injury. We are scheduled to receive up to $2.3 million from the subcontract over the five-year period covered by the grant. There can be no assurance, however, that we will receive the full $2.3 million potential of the new grant or receive any additional funding from any other grant or contract opportunities applied for by us until each selection process is finalized and the applicable grant or contract is awarded. We finalized the subcontract with Case on March 31, 2006 and recognized revenue during the three months ended March 31, 2006 related to services performed from September 2005, the initial period covered by the subcontract, through March 31, 2006.
Expenses
Research and Development. Research and development expenses decreased $58,000 to $1,396,000 for the three months ended March 31, 2006 from $1,454,000 for the three months ended March 31, 2005. The decrease was due in part to a decrease in non-employee stock-based compensation expense of $121,000 due to a change in the fair value of unvested options. Stock-based compensation expense related to non-employees can fluctuate substantially from quarter to quarter based on the market value of our common stock and the number of options not yet vested at the end of each quarter. This decrease was partially offset by an increase of approximately $78,000 of outside consulting services used in connection with the continued development of the Andara programs acquired in February 2006.
Sales and Marketing. Sales and marketing expenses increased $28,000 to $110,000 for the three months ended March 31, 2006, from $82,000 for the three months ended March 31, 2005. The increase is the result of an increase in compensation and increased travel and entertainment related to additional sales efforts for the NeuroPort Launch.
General and Administrative. General and administrative expenses decreased $33,000 to $1,054,000 for the three months ended March 31, 2006 from $1,087,000 for the three months ended March 31, 2005. The decrease was mainly attributable to a decrease in legal, accounting and other public company costs of approximately $69,000 offset by an increase in stock-based compensation expense of $48,000 as a result of the adoption of SFAS 123R.
Other Income and Expenses
Other Income (Expense), Net. Interest income increased $94,000 to $109,000 for the three months ended March 31, 2006 from $15,000 for the three months ended March 31, 2005. The increase in interest income is primarily the result of a higher average invested cash balance as well as higher interest rates. Interest expense increased $166,000 to $182,000 for the three months ended March 31, 2006 from $16,000 for the three months ended March 31, 2005. The increase is related to borrowings under the Loan and Master Security agreement with General Electric Capital Corporation.
Net Loss
Net Loss. Our net loss increased $1,654,000 to $3,901,000 for the three months ended March 31, 2006 from a net loss of $2,247,000 for the three months ended March 31, 2005. The increase is primarily a result of the $1,602,000 in process research and development charge recorded in connection with the acquisition of Andara and the impact of the adoption of SFAS 123R. Our net loss per common share increased $0.01 per share to $0.15 for the three months ended March 31, 2006 from $0.14 for the three months ended March 31, 2005. The increase in net loss per share would have been greater but for an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased 11,207,000 to 26,876,000 for the three months ended March 31, 2006 from 15,669,000 for the three months ended March 31, 2005 due to the 9,836,000 shares issued in connection with a private placement completed in September 2005 and 2,036,000 shares of unrestricted shares issued in connection with the acquisition of Andara.
Liquidity and Capital Resources
We have financed operations and internal growth since inception primarily through the private placements of equity and debt securities, as well as through revenue from product sales and sponsored research. We have received net proceeds of $25,234,000 from the private placement of equity securities through March 31, 2006. We have also received additional proceeds of $4,000,000 under a loan agreement and $1,103,000 under a capital lease line through March 31, 2006. As of March 31, 2006, we had $10,004,000 of cash and cash equivalents on hand.
Net cash used in operating activities was $2,282,000 for the three months ended March 31, 2006. The primary use of cash was to fund our operations. Included in our net loss for the three months ended March 31, 2006 of $3,901,000 were non-cash expenses totaling $2,135,000 consisting of the charge for in-process research and development of $1,602,000, stock-based compensation expense of $381,000, depreciation and amortization expense of $99,000 and non-cash interest of $53,000. The use of cash for operations included costs related to legal, audit and other fees, including investor relations, related to operating as a public company, and costs related to our clinical and research and development efforts. Working capital changes affecting our cash position include a use of cash resulting from a net decrease of $459,000 in accounts payable and accrued expenses. This decrease was primarily due to the payment of $425,000 of liabilities assumed under the Andara acquisition. In addition, there was a use of cash of $163,000 related to an increase in inventory primarily due to the buildup of our advanced neurological products to support anticipated sales in 2006. These uses of cash were partially offset by a net decrease of $105,000 in operating assets. Our prior operating costs are not representative of our expected ongoing costs. As we market and prepare for the launch of the NeuroPort™ System, and continue development of the BrainGate System and the Andara OFS Device, we expect our cash operating expenses to continue to increase for the foreseeable future. Since we are a developing business, our prior operating costs are not representative of our expected ongoing costs. As we continue to develop the BrainGate system, the NeuroPort device and the Andara OFS Device, we expect our monthly cash operating expenses to increase.
Net cash used in investing activities was $134,000 for the three months ended March 31, 2006. We used cash to purchase equipment totaling $113,000. In connection with the acquisition of Andara we used $21,000 primarily for legal and consulting costs associated with the transaction.
Net cash provided by financing activities was $1,074,000 for the three months ended March 31, 2006. On December 27, 2005, the Company entered into a Loan and Master Security Agreement (the “Loan”) with General Electric Capital Corporation (the “Lender”). The Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 is available immediately (“Tranche 1”) and the remaining $2,000,000 is available upon the achievement of certain milestones. As a condition to borrowing any funds under Tranche 1, the Company must first have paid all amounts outstanding and due under the Company’s existing Line of Credit and fully satisfied and discharged all liens, claims and encumbrances on our property and intellectual property arising from the Loan. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Loan provides for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions; the Agreement also contains certain acceleration clauses. Borrowings under the agreement bear interest at the Federal Reserve’s Three-year Treasury Constant Maturities Rate plus 4.2 percent. The Company is required to make interest only payments on all draw-downs for the first six months and the remaining principal and interest will be repaid over 30 months. In connection with the Loan, the Company issued to the Lender a ten-year warrant to purchase 71,301 shares of common stock at an exercise price of $1.40 per share. The Company recorded the fair value of the warrants of $97,246 as deferred financing cost which is being amortized as interest expense over the term of the Loan. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term.

On January 5, 2006, the Company paid all amounts due and owing under the Line of Credit. On January 10, 2006, the Company borrowed $4,000,000 under the Loan Agreement. The borrowings bear interest at 10.72% annually and interest only is payable for six months; thereafter, the borrowed amount will be payable in thirty equal monthly payments of principal plus interest. If the Company fails to pay any obligation when due under the Borrowing, the Lender may declare that all Borrowings are immediately due and payable. In connection with the execution of the Borrowing, the Company issued to the Lender a ten-year warrant to purchase 55,944 shares of the common stock at an exercise price of $1.79 per share. The warrant was valued $77,918 under the Black Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 10-year term. The fair value of the warrant will be charged to interest expense over the thirty-six month term of the loan.
We have financed a portion of our property and equipment purchases through the establishment of equipment lines of credit. During 2006 we received proceeds from a capital lease line of $140,000 and we used approximately $66,000 to make payments under the capital lease line.
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
     We expect to continue to incur negative cash flows and net losses for at least the foreseeable future. Based upon our current plans, we believe that our existing capital resources, plus the proceeds of the debt financing completed in January 2006, will be sufficient to meet our operating expenses and capital requirements through at least December 2006. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising the necessary funds on acceptable terms, or at all. Without sufficient funds, we may be required to delay, scale back or eliminate some of our research and development activities or delay the launch of our product candidates. If the Company is unable to raise sufficient additional financing we will not be able to continue our operations.
We may seek to increase our cash reserves, in addition to the debt financing completed in January 2006, by obtaining additional funding through public or private financing, including the placement of shares of preferred or common stock; or collaborative arrangements with strategic partners; or a combination of the two.
Off-Balance Sheet Arrangements
As of March 31, 2006, we had no off-balance sheet arrangements.
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
Revenue Recognition. We recognize revenue from product sales, research grants from the U.S. government through the Small Business Innovative Research (“SBIR”) program and research grants and contracts from other sources. Product sales consist of sales of our BIONIC® line of brain-computer interface equipment to universities and research hospitals involved in neurological research. Product sales are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred and collection is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which occurs at the time of shipment. Terms for all customers are FOB shipping. The product operates without any custom configuration or installation. Product sales do not contain multiple elements. Following shipment, there are no customer acceptance requirements or installation obligations or continuing service requirements incumbent on us. Terms of product sales contain no contractual rights of return. In practice, we have not experienced or granted rights of return.
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
Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for stock-based awards issued to employees under its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no compensation expense was recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. The Company elected to adopt, for periods prior to January 1, 2006, the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (collectively, SFAS 123) which used a fair value based method of accounting for share-based awards. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) using the modified prospective transition method. In conjunction with the adoption of SFAS 123R, the Company applied the principles of Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R.

SFAS 123R requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The Company elected to determine the fair value of stock options using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized under SFAS 123.
The Company accounts for stock-based awards issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and EITF No. 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), under which compensation expense is generally recognized over the vesting period of the award.
Recently Issued Accounting Standards
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
Item 3. Controls and Procedures.
Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(ef) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Vice President, Finance, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The Company’s Chief Executive Officer and Vice President, Finance, have further concluded that, as of the end of such period, the Company’s controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s Chief Executive Officer and Vice President, Finance, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
On May 10, 2006, the Company issued a press release announcing its financial results for the quarter ended March 31, 2006. A copy of this press release is attached hereto as Exhibit 99.1.
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

Date: May 15, 2006

By:	/s/ Kimi E. Iguchi

Kimi E. Iguchi
Vice President, Finance (Principal Financial and
Accounting Officer)

Date: May 15, 2006

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Press release dated May 10, 2006 announcing results for the quarter ended March 31, 2006.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.