Form 10QSB
period 2006-06-30
Cyberkinetics Neurotechnology Systems, Inc.
filed 2006-08-14
CIK 1180253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 10, 2006, the Registrant had 28,897,161 shares of Common Stock outstanding.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10-QSB INDEX

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,816,494	$11,346,372
Accounts receivable	258,850	387,731
Inventory	495,537	235,320
Prepaid expenses and other current assets	313,068	427,987

Total current assets	8,883,949	12,397,410

Property and equipment, net	680,490	619,433
Intangible assets, net	1,934,706	114,071
Deposits and other assets	146,469	140,447
Goodwill	94,027	94,027

Total assets	$11,739,641	$13,365,388

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$566,225	$474,398
Accrued expenses	973,623	936,202
Current portion of capital lease obligations	323,057	274,489
Current portion of notes payable	1,216,662	473,721

Total current liabilities	3,079,567	2,158,810

Capital lease obligations, net of current portion	282,735	338,048
Notes payable, net of current portion	2,783,338	2,526,279

Total long-term liabilities	3,066,073	2,864,327
Commitments – Note 6

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized, 30,196,161 and 28,896,161 issued and outstanding at June 30, 2006, respectively and 27,157,997 and 25,857,997 issued and outstanding at December 31, 2005, respectively	30,196	27,158
Additional paid-in capital	34,121,041	31,112,108
Common stock in escrow, 1,300,000 shares	(13,000)	(13,000)
Deferred compensation	—	(786,364)
Accumulated deficit	(28,544,236)	(21,997,651)

Total stockholders’ equity	5,594,001	8,342,251

Total liabilities and stockholders’ equity	$11,739,641	$13,365,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$294,752	$127,175	$426,952	$376,667
Grant income	176,659	39,125	429,139	210,923

Total revenues	471,411	166,300	856,091	587,590

Operating expenses:
Cost of product sales	145,557	32,013	195,325	76,669
Research and development	1,604,485	1,383,982	3,000,763	2,837,605
Sales and marketing	219,376	85,691	329,355	168,183
General and administrative	1,102,531	989,740	2,156,620	2,076,770
Purchased in-process research and development	—	—	1,602,239	—

Total operating expenses	3,071,949	2,491,426	7,284,302	5,159,227

Operating loss	(2,600,538)	(2,325,126)	(6,428,211)	(4,571,637)
Other income (expense):
Interest income	95,217	17,950	204,049	33,281
Interest expense	(140,607)	(106,877)	(322,423)	(123,070)

Other (expense) income, net	(45,390)	(88,927)	(118,374)	(89,789)

Net loss	(2,645,928)	(2,414,053)	(6,546,585)	(4,661,426)

Basic and diluted net loss per common share	$(.09)	$(0.15)	$(.24)	$(0.30)

Shares used in computing basic and diluted net loss per common share	27,899,813	15,718,368	27,390,839	15,694,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Operating activities
Net loss	$(6,546,585)	$(4,661,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,691	134,946
Stock-based compensation	805,998	861,854
In-process research and development	1,602,239	—
Non-cash interest on line of credit and notes payable	66,753	41,557
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	128,881	260,067
Prepaid expenses and other current assets	100,426	65,684
Inventory	(260,217)	49,707
Deposits and other assets	19,636	(14,498)
Accounts payable	(210,275)	(172,464)
Accrued expenses	(131,239)	68,486
Deferred revenue	—	(60,432)

Net cash used in operating activities	(4,189,692)	(3,426,519)

Investment activities
Purchase of property and equipment	(191,686)	(250,722)
Acquisition of Andara Life Science, Inc.	(144,088)	—

Net cash used in investing activities	(335,774)	(250,722)

Financing activities
Proceeds from note payable	4,000,000	—
Proceeds from line of credit	—	3,000,000
Proceeds from capital lease line	139,613	—
Payments on capital lease line	(146,358)	(92,490)
Payments on line of credit	(3,000,000)	—
Proceeds from issuance of common stock	2,333	1,021

Net cash provided by financing activities	995,588	2,908,531

Net decrease in cash and cash equivalents	(3,529,878)	(768,710)
Cash and cash equivalents at beginning of period	11,346,372	5,232,641

Cash and cash equivalents at end of period	$7,816,494	$4,463,931

Supplemental disclosure of non-cash investing and financing activities
Common stock warrants issued in connection with line-of-credit agreement	$—	$156,396

Common stock warrants issued in connection with notes payable	$77,918	$—

Acquisition of Andara Life Science, Inc.
Fair value of assets acquired	3,526,937	—
Assumed liabilities	(425,000)	—
Acquisition costs incurred	(189,850)	—

Fair value of common stock issued	$2,912,087	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of Business and Basis of Presentation
Cyberkinetics Neurotechnology Systems Inc. (“Cyberkinetics” or the “Company”) is engaged in the research, development, manufacture, sale and distribution of neurological products. Cyberkinetics is developing clinical products for human use designed to detect and interpret brain activity in real time. Cyberkinetics operates in one business segment, which is the development and marketing of neurological products. Since its inception on May 2, 2001, the Company has devoted its efforts principally to research and development, licensing of intellectual property, business development activities and raising capital.
In February 2006, the Company acquired Andara Life Science, Inc. (“Andara”), an Indiana corporation, through the merger of a wholly-owned subsidiary of Cyberkinetics with and into Andara. Prior to its acquisition, Andara was a privately held company engaged in the development of a portfolio of programs related to the repair and regeneration of neural tissues, which were developed at the Center for Paralysis Research at Purdue University. The acquisition enables Cyberkinetics to continue the development of Andara’s key technologies, the Andara™ Oscillating Field Stimulator (“Andara OFS Device”) which is used to treat acute injuries and the Andara™ OFS PLUS system, which includes the use of neurotrophic growth factor which is being developed to potentially treat long-term (chronic) injuries (Note 10).
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
In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at June 30, 2006, the results of operations for the three months and six months ended June 30, 2006, and June 30, 2005, and cash flows for the six months ended June 30, 2006, and June 30, 2005. The preparation of the Company’s condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date.
The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
2. Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for stock-based awards issued to employees under its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no compensation expense was recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. The Company elected to adopt, for periods prior to January 1, 2006, the disclosure-only requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation , as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (collectively, SFAS 123) which used a fair value based method of accounting for share-based awards. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) using the modified prospective transition method. In conjunction with the adoption of SFAS 123R, the Company applied the principles of Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R.
SFAS 123R requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The Company elected to determine the fair value of stock options using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized under SFAS 123.
In accordance with the provisions of the modified prospective transition method under SFAS 123R, the Company has not restated prior period amounts. Under this transition method, compensation expense for the three months and six months ended June 30, 2006 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the vesting period of the award on a straight-line basis. The Company adjusts this estimate to reflect actual forfeitures at the end of each reporting period. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.
As a result of adopting SFAS 123R, the Company recorded stock-based compensation of $239,952, or $0.009 per share, and $441,743, or $0.02 per share, for the three months and six months ended June 30, 2006, respectively, for stock-based awards granted to employees. These amounts represent an incremental charge of $119,810, or $0.004 per share, and $210,459, or $0.008 per share, for the three months and six months ended June 30, 2006, respectively, as compared to the Company’s previous method of accounting for stock-based awards to employees under APB 25. The Company has not capitalized any employee stock-based compensation in its balance sheets and the adoption of SFAS 123R had no impact on its cash flow from operations or financing activities.
The Company accounts for stock-based awards issued to non-employees in accordance with the provisions of SFAS 123R and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), under which compensation expense is generally computed and recognized as awards vest.
The following table presents the Company’s pro forma net loss attributable to common stockholders and net loss per common share for the three months and six months ended June 30, 2005 had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at grant dates as calculated in accordance with SFAS 123.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net loss as reported	$(2,414,053)	$(4,661,426)
Add: Stock-based employee compensation expense included in reported net loss	122,332	246,667
Deduct: Stock-based employee compensation expense determined under fair value-based method for all employee awards	(167,134)	(354,202)

Pro forma net loss	$(2,458,855)	$(4,768,961)

Basic and diluted net loss per share as reported	$(0.15)	$(0.30)
Pro forma basic and diluted net loss per share	$(0.16)	$(0.30)

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair values of options granted during the three months ended June 30, 2006 and 2005 were $1.05 and $0.96 per share, respectively. The weighted-average fair values of options granted during the six months ended June 30, 2006 and 2005 were $1.07 and $1.50 per share, respectively. As required by SFAS 123R, the Company records stock-based compensation expense only for those awards that are expected to vest. The following assumptions were made for options granted during the six months ended June 30, 2006 and 2005:

	2006	2005
Expected volatility (1)	100%	100%
Expected dividend yield (2)	0%	0%
Expected lives of options (in years) (3)	5	5
Risk-free interest rate (4)	4.78%	3.75%

(1)	The Company’s common stock is approved for quotation on the Over-the-Counter Bulletin Board and began trading on October 15, 2004. Based on this short trading history, the Company determined the expected volatility based on public small capitalization stocks with significant risk (scientific or otherwise), which tend to have a relatively high volatility. The Company will re-evaluate this method as additional historical stock price data is obtained.

(2)	No cash dividends have been declared on the Company’s common stock since the Company’s inception and the Company does not anticipate paying cash dividends over the expected term of the option.

(3)	The expected term represents the weighted average period the option is expected to be outstanding and is based on the historical exercise behavior of employees.

(4)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturity dates equivalent to the expected term of the option.
As of June 30, 2006, there was $1,921,137 of total unrecognized compensation cost related to non-vested options granted to employees under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.21 years.
Stock Option Plans
2002 Equity Incentive Plan
On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Equity Incentive Plan (the 2002 Equity Plan). The 2002 Equity Plan provides for the granting of shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for officers, directors, employees, consultants and advisers. On June 7, 2006, Cyberkinetics’ Board of Directors and its stockholders amended the 2002 Equity Plan to increase the total number of shares available from 3,500,000 to 4,400,000. At June 30, 2006, a total of 2,869,885 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Equity Plan.
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
2002 Founders’ Option Plan
On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Founders’ Option Plan (the 2002 Founders’ Plan). The 2002 Founders’ Plan provides for the granting of shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for certain key employees and stockholders. Options granted under the 2002 Founders’ Plan will expire no more than ten years from the date of grant and generally vest monthly over a four-year period beginning from the date of grant. The total number of shares available under the 2002 Founders’ Plan is 1,230,915. At June 30, 2006, a total of 1,064,415 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Founders’ Plan.
A summary of option activity for all plans for the six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Yrs.)	Value
Outstanding at December 31, 2005	3,239,967	$0.54
Granted	833,253	$1.40
Exercised	(8,363)	$0.28
Forfeited	(130,557)	$1.46

Outstanding at June 30, 2006	3,934,300	$0.69	8.38	$3,629,924

Exercisable at June 30, 2006	2,125,945	$0.29	7.77	$2,520,709
The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $1.48 market price of the Company’s common stock at June 30, 2006.
3. Net Loss Per Share
The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. The Company has excluded the impact of all stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are antidilutive for all periods presented. During the six months ended June 30, 2006, the Company issued 8,363 shares of common stock in conjunction with the exercise of stock options. As part of the Andara acquisition which closed during the first quarter of 2006, the Company issued 3,029,801 shares of common stock, of which 993,377 shares of common stock were issued pursuant to a restricted award and are subject to forfeiture. The shares subject to forfeiture have been excluded from the calculation of net loss per share.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)
3. Net Loss Per Share (continued)
The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	As of
	June 30,	June 30,
	2006	2005
Options	3,934,300	3,491,773
Warrants	6,023,466	899,859

Total	9,957,766	4,391,632

4. Inventory
Inventory consists of the following:

	June 30,	December 31,
	2006	2005
Raw materials	$113,162	$122,008
Work in process	275,178	94,055
Finished goods	107,197	19,257

Total	$495,537	$235,320

5. Property and Equipment
Property and equipment consist of the following:

	June 30,	December 31,
	2006	2005	Useful Life
Computer equipment	$250,446	$226,065	3 years
Software	180,943	98,254	3 years
Furniture and fixtures	61,445	59,633	3 years
Machinery and equipment	788,502	706,979	3 to 5 years
Leasehold improvements	59,896	56,604	Remaining lease term

	1,341,232	1,147,535
Less accumulated depreciation	(660,742)	(528,102)

Property and equipment, net	$680,490	$619,433

Depreciation expense, which includes amortization of assets under capital leases, was $69,180 and $66,377 for the three months ended June 30, 2006 and June 30, 2005, respectively, and $132,640 and $123,688 for the six months ended June 30, 2006 and June 30, 2005, respectively.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)
6. Commitments
Operating Leases
The Company leases office space in Foxborough, Massachusetts and office and laboratory space in Salt Lake City, Utah used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on May 31, 2007 and includes an option to renew the lease at the end of the initial term for an additional three-year term. The Salt Lake City, Utah lease expires on November 30, 2009 and includes an option to renew the lease at the end of the initial lease term for an additional five-year term. The future minimum lease payments required under noncancellable operating leases were as follows as of June 30, 2006:

Period ending December 31:
2006	$167,306
2007	253,505
2008	192,500
2009	181,500

Total minimum lease commitments	$794,811

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
In January 2004 and May 2004, the Company received gross proceeds of $258,869 and $439,509, respectively, from financings completed under the Capital Lease Line. On September 28, 2005 and March 30, 2006, the Company received gross proceeds of $265,080 and $139,613, respectively, from financings completed under its Capital Lease Line. The proceeds were used to finance purchases of property and equipment. All financings under the Capital Lease Line have a term of 42 months, a $1.00 buyout option and monthly payments ranging from approximately 2.7% to 2.9% of the total cost of the equipment financed.
Future minimum cash payments under the Capital Lease Line at June 30, 2006 are as follows:

Period ending December 31:
2006	$180,488
2007	302,012
2008	137,321
2009	58,205

678,026

Less amount representing interest	(72,234)

Present value of minimum future payments	605,792
Less current portion of capital leases	(323,057)

Long-term portion of capital leases	$282,735

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
On January 10, 2006, the Company borrowed $4,000,000 under the Loan (the “Borrowing”). The Borrowings bear interest at 10.72% annually and interest only is payable for six months; thereafter, the borrowed amount will be payable in thirty equal monthly payments of principal plus interest of $152,588. If the Company fails to pay any obligation when due under the Borrowing, the Lender may declare that all Borrowings are immediately due and payable. In connection with the execution of the Borrowing, the Company issued to the Lender a ten-year warrant to purchase 55,944 shares of the common stock at an exercise price of $1.79 per share. The warrant was valued at $77,918 under the Black Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 10-year term. The fair value of the warrant will be charged to interest expense over the thirty-six month term of the loan. Upon completion of these transactions, future minimum cash payments due under the Loan are as follows as of June 30, 2006:

Cyberkinetics Neurotechnology Systems, Inc .
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
7. Notes Payable (continued)

Period ending December 31:
2006	$681,819
2007	1,831,058
2008	1,831,058
2009	305,176

4,649,111
Less amount representing interest	(649,111)

Present value of minimum future payments	4,000,000
Less current portion of loan	(1,216,662)

Long-term portion of loan	$2,783,338

8. Preferred Stock
As of June 30, 2006 and December 31, 2005, the Company had 50,000,000 shares of preferred stock authorized and no shares issued and outstanding.
9. Related Party Transactions
The Company’s Chief Scientific Officer, who is also a member of the Company’s Board of Directors, is a professor and the Director of the Brain Science Program at Brown University. During the three months ended June 30, 2006 and June 30, 2005, the Company recognized product sales of $8,150 and $0 to Brown University, respectively. During the six months ended June 30, 2006 and June 30, 2005, the Company recognized products sales of $8,150 and $4,013, respectively. Amounts due from Brown University at June 30, 2006 and December 31, 2005 totaled $8,181 and $4,040, respectively.
A member of the Company’s Board of Directors is an assistant professor at the University of Chicago. During the three months ended June 30, 2006 and June 30, 2005 the Company recognized no product sales to the University of Chicago. During the six months ended June 30, 2006 and June 30, 2005, the Company recognized product sales of $20,000 and $4,000, respectively. A member of the Company’s Board of Directors is an assistant professor at the University of Chicago. There were no amounts due from the University of Chicago at June 30, 2006 and December 31, 2005.
10. Acquisition of Andara Life Science, Inc.
Pursuant to an Agreement and Plan of Merger dated February 14, 2006 (the “Andara Merger Agreement”), among Cyberkinetics, Andara and Andara Acquisition Corp., a wholly-owned subsidiary of the Company, (“Acquisition”), on the filing of a Certificate of Merger in the State of Delaware and Articles of Merger in the State of Indiana, Acquisition merged with and into Andara and all of the issued and outstanding capital stock of Andara was exchanged for an aggregate of 3,029,801 shares of common stock, $0.001 par value per share (“Common Stock”) of the Company, of which 993,377 shares of Common Stock were issued pursuant to a restricted stock award and subject to forfeiture (“Restricted Stock”). The Restricted Stock is subject to forfeiture if certain specific milestones are not achieved by the surviving corporation within thirty-six (36) months of the Merger. Andara was the surviving corporation in the Merger and became a wholly-owned subsidiary of Cyberkinetics. As the restricted stock is considered contingent consideration, only the 2,036,424 shares of unrestricted common stock (3,029,801 issued less 993,377 restricted shares) has been included as part of the aggregate purchase price calculation. In accordance with to SFAS No. 141 Business Combinations (SFAS No. 141) and EITF Issue No 98-3 Determining whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business , the Company determined that this transaction does not constitute a business combination and accordingly, has accounted for it as an asset purchase. The accounting for the transaction is similar to purchase accounting under SFAS No. 141, except that goodwill is not recorded.

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
The Company’s Statement of Operations includes the results of operations of Andara since the date of the acquisition. For the quarter ended June 30, 2006, and for the six months ended June 30, 2006, respectively, the Company recorded $60,529 and $90,794 of amortization expense related to the non–competition agreements and developed technology of which the entire amount was included in research and development.
The following unaudited pro forma consolidated information gives effect to the acquisition of Andara as if the acquisition occurred on January 1, 2005.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Total revenue	$471,411	$166,300	$856,091	$587,590
Net loss	(2,645,928)	(2,813,424)	(5,162,086)	(5,153,381)
Net loss per share	$(0.09)	$(0.16)	$(0.19)	$(0.29)
The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that may be obtained in the future.
11. License Agreements
In connection with the acquisition of Andara, Cyberkinetics became the licensee of an exclusive, sublicenseable, royalty bearing license with Purdue Research Foundation for the development and commercialization of the PRF technology pertaining to the Andara™ OFS Device and the Andara™ OFS Device Plus, and a series of neurotrophic and other drugs to be utilized with the Andara OFS Device or on their own. The Company agreed to pay milestones and royalties to PRF based upon gross receipts

Cyberkinetics Neurotechnology Systems, Inc .
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
11. License Agreements (continued)
generated from the various licensed products. The Company has not yet generated any gross receipts related to the PRF technology. There are no milestone obligations for the Andara™ OFS Device and Andara™ OFS Device Plus as of June 30, 2006. The Company agreed to pay a 3% royalty on product sales of the Andara™ OFS Device and Andara™ OFS Device Plus. The Company may reduce, by up to 50%, the royalties due to PRF by the royalties paid to third parties provided the reductions do not exceed 50% during any given annual reporting period. For the remaining licensed products, the Company is obligated to make four milestone payments to PRF; three for the completion of each clinical trial phase I, II and III, respectively and the fourth payment at the inception of the product launch. The milestone payments range from $30,000 to $1,500,000 for a successfully launched product. The Company is obligated to make annual maintenance payments to PRF of $100,000 beginning in 2009, $250,000 in 2010 through 2012 and $500,000 in 2013 and beyond. These maintenance payments may be credited against any royalties or other payments due to PRF during the same annual period. This license agreement will terminate at the later of either the expiration of the last valid claim upon the patents or the tenth-year anniversary of the first commercial shipment of a licensed product.
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
The following discussion of consolidated financial condition and results of operations of the company should be read in conjunction with the unaudited financial statements and the related notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These statements are subject to known and unknown risks and uncertainties that may cause actual future experience and results to differ materially from the statements made. Forward-looking statements include, but are not limited to, statements concerning our future expectations, plans, prospects and future operating results as well as projections of cash and marketable securities and sufficiency of funding for capital expenditures. Actual results may differ materially from those indicated by these forward-looking statements as a result of various factors including risks related to: our access to additional capital; our ability to obtain additional funding to support our business activities; our dependence on third parties for development, manufacture, marketing, sales and distribution of our products; our development of products; our ability to obtain and maintain patent protection for our discoveries and products; and our limited operating history; as well as those risks more fully discussed in the “risk factors” section of the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006. In addition, any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this release.
Overview
Cyberkinetics. We are a medical device company specializing in the development of neural implants that can interact with the brain and the nervous system at the level of individual cells. We intend to use our core technology to develop a portfolio of implantable medical devices that can detect and interpret brain activity in real time at the cellular level as the basis for diagnosis and treatment of a broad range of neurological conditions. Our product pipeline currently includes: a line of research products to support leading-edge, pre-clinical neuroscience research; the NeuroPortTM System, which is a recently 510(k)-cleared entry in the market for invasive neurosurgical monitoring; and the BrainGate System, currently in clinical evaluation, which is intended to allow a disabled person to control a computer using thought alone. Our strategy is to leverage our core proprietary technology to establish ourselves as a leader in the fields of functional restoration (i.e., the ability to communicate with electrical devices to perform those functions that the body is no longer able to perform autonomously or on command) and in monitoring and treating neurological disorders. We also manufacture and market a line of neural recording arrays and data acquisition systems to researchers.
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
Andara was acquired pursuant to the terms and conditions of an Agreement and Plan of Merger dated February 14, 2006 (the “Andara Merger Agreement”), among the Company, Andara and Andara Acquisition Corp. (“Acquisition”), a wholly-owned subsidiary of the Company, on the filing of a Certificate of Merger in the State of Delaware and Articles of Merger in the State of Indiana. Acquisition merged with and into Andara and all of the issued and outstanding capital stock of Andara was exchanged for an aggregate of 3,029,801 shares of the common stock, $0.001 par value per share (“Common Stock”) of the Company, of which 993,377 shares of Common Stock were issued pursuant to a restricted stock award and subject to forfeiture (the “Restricted Stock”). As a result of the Andara Merger, Andara became a wholly-owned subsidiary of the Company. The Restricted Stock is subject to forfeiture if certain specific milestones are not achieved by the surviving corporation within thirty-six (36) months of the Andara Merger. The acquisition enables Cyberkinetics to continue the development of Andara’s key technologies, the Andara™ Oscillating Field Stimulator (“Andara™ OFS Device”) which is used to treat acute injuries and the Andara™ OFS PLUS system which is in preclinical studies and which includes the use of neurotrophic growth factor which is being developed to potentially treat long-term (chronic) injuries.
We have a limited history of operations and, through June 30, 2006, we have generated limited revenues from product sales. We have also generated revenue from grant income. The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the NeuroPortTM and BrainGate Systems and the Andara™ OFS Device.
We have been unprofitable since Cyberkinetics’ inception in May 2001 and we expect to incur substantial additional operating losses for at least the foreseeable future as we continue to expand our product development activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial performance are not necessarily indicative of our future operating results. We have incurred substantial net losses since inception. As of June 30, 2006, our accumulated deficit was $28,544,000. We expect to incur substantial and increasing losses for the next several years as we:
•	continue to develop the BrainGate System , the NeuroPortTM System and the AndaraTM OFS Device;

•	continue to enroll new patients in our clinical study(ies);

•	develop and commercialize our product candidates, if any, that receive regulatory approval;

•	continue to expand our research and development programs;

•	acquire or in-license products, technologies or businesses that are complementary to our own; and

•	increase our general and administrative expenses related to operating as a public company.
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
Research and Development. Our research and development activities have been primarily focused on the development of the NeuroPort TM System and the pilot clinical trial of the BrainGate System. Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, non-cash stock compensation expense for non-employees, costs associated with the clinical trials of our product candidates, supplies and materials, costs for consultants and related contract research, depreciation and facility costs. We charge all research and development expenses to operations as they are incurred. In the future, the rate of spending on the BrainGate System is likely to increase as additional clinical trials are performed. The initial version of the BrainGate System is not expected to be commercially launched for at least several years, if at all. We have also initiated development of a completely implantable sensor and signal transmission system for long-term use that can be operated by the user outside of the hospital setting which will take longer to develop and is expected to be launched after the initial version of the BrainGate System. Additionally, our rate of spending is likely to increase as we develop the portfolio of products recently acquired from Andara. These products include the proprietary Andara™ Oscillating Field Stimulator, that we are preparing to launch in 2007, and the Andara™ OFS PLUS System, for which we expect to commence a pilot clinical trial in 2008. While we cannot estimate with any certainty the time required for commercial approval of the BrainGate System or the Andara OFS Device, we expect that we will need to raise substantial additional capital in order to reach breakeven from the sales of advanced neurological products.
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

Three Months Ended June 30, 2006 and 2005
Revenues
Product Sales and Gross Margin. Our business focus since inception in May 2001 has been on the development of our advanced neurological products, such as the NeuroPort™ and BrainGate Systems. We also sell our BIONIC® line of brain-computer interface equipment to universities and research hospitals involved in neurological research. We expect that our sales from the BIONIC® products will continue to be limited and are therefore, likely to continue to fluctuate in the future. Product sales increased $168,000 to $295,000 for the three months ended June 30, 2006 from $127,000 for the three months ended June 30, 2005. The 132% increase in sales was due to an increase in the number of BIONIC® units sold. The gross margin on product sales was approximately 51% and 75% for the three months ended June 30, 2006 and 2005, respectively. The decrease in gross margin is principally a result of the mix of products sold and, to a lesser extent, a decrease in the average selling price of products sold.
Grants. Revenue from grants increased $138,000 to $177,000 for the three months ended June 30, 2006 from $39,000 for the three months ended June 30, 2005. The increase in grant revenue is primarily due to income from our subcontract with Case Western Reserve University (Case). We were awarded this subcontract in October 2005 under a grant issued to Case by the National Center for Medical Rehabilitation Research (NCMRR), a component of the National Institute of Child Health and Human Development (NICHD). The subcontract provides us, in conjunction with other collaborators, with the financial resources to support the joint development of a neuroprosthetic system capable of restoring partial arm and hand function to individuals with extensive paralysis due to high cervical spinal cord injury. We are scheduled to receive up to $2.3 million from the subcontract over the five-year period covered by the grant. There can be no assurance, however, that we will receive the full $2.3 million potentially available under this subcontract.
A portion of the grant revenue for the three months ended June 30, 2006 and all of the grant revenue for the three months ended June 30, 2005 consists of income from research grants obtained from the U.S. government through the Small Business Innovative Research (“SBIR”) program. During the quarter ended June 30, 2006, we completed one of the two remaining SBIR grants with the final one scheduled for completion by the end of 2006. We no longer submit SBIR grant applications because of uncertainties concerning the availability of these types of grants to public companies.
Expenses
Research and Development. Research and development expenses increased $220,000 to $1,604,000 for the three months ended June 30, 2006 from $1,384,000 for the three months ended June 30, 2005. This increase was primarily due to a $233,000 increase in outside consulting services used principally in connection with the Andara™ OFS Device and the BrainGate System and additional amortization expense of $61,000 as a result of the intangible assets recorded in connection with the acquisition of Andara. These increases were partially offset by a net decrease of $74,000 in spending primarily related to NeuroportTM System development as well as other operating expenses.
Sales and Marketing. Sales and marketing expenses increased $133,000 to $219,000 for the three months ended June 30, 2006, from $86,000 for the three months ended June 30, 2005. The increase is a result of increased sales and marketing associated with the Andara™ OFS Device and NeuroportTM System including an increase of $95,000 in compensation related primarily to developing the commercial organization which included the hiring of our Vice President of Sales and Marketing at the end of the first quarter of 2006. The increase is also due to increased travel and entertainment of $16,000 related to on-going sales efforts for the NeuroPort program and initial marketing efforts in connection with the anticipated launch of Andara™ OFS Device as well as increase of $15,000 in stock-based compensation expense related to the adoption of SFAS 123R.
General and Administrative. General and administrative expenses increased $113,000 to $1,103,000 for the three months ended June 30, 2006 from $990,000 for the three months ended June 30, 2005. The increase is primarily due to a $66,000 increase in stock-based compensation expense primarily resulting from the adoption of SFAS 123R as well as a net increase of $29,000 in legal, accounting and other public company costs, including investor relations costs.
Other Income and Expenses
Other Income (Expense), Net. Interest income increased $77,000 to $95,000 for the three months ended June 30, 2006 from $18,000 for the three months ended June 30, 2005. The increase in interest income is primarily the result of a higher average invested cash balance as well as higher interest rates. Interest expense increased $34,000 to $141,000 for the three months ended June 30, 2006 from $107,000 for the three months ended June 30, 2005. The increase is related to borrowings under the Loan with General Electric Capital Corporation.
Net Loss
Net Loss. Our net loss increased $232,000 to $2,646,000 for the three months ended June 30, 2006 from a net loss of $2,414,000 for the three months ended June 30, 2005. The increase is primarily a result of an expansion of our Braingate program costs and the Andara program acquired in February 2006. These efforts included an increase in outside consulting services. The increased net loss also includes the impact of the adoption of SFAS 123R and an increase in compensation related expenses, partially offset by increased total revenues. Our net loss per common share decreased $0.06 per share to $0.09 for the three months ended June 30, 2006 from $0.15 for the three months ended June 30, 2005. The decrease in net loss per share was due to an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased 12,182,000 to 27,900,000 for the three months ended June 30, 2006 from 15,718,000 for the three months ended June 30, 2005 due to the 9,836,000 shares issued in connection with the private placement completed in September 2005 and 2,036,000 shares of unrestricted stock issued in connection with the acquisition of Andara.
Six Months Ended June 30, 2006 and 2005
Revenues
Product Sales and Gross Margin. Our business focus since inception in May 2001 has been on the development of our advanced neurological products, such as the NeuroPort™ and BrainGate Systems. We also sell our BIONIC® line of brain-computer interface equipment to universities and research hospitals involved in neurological research. We expect that our sales from the BIONIC® products will continue to be limited and are therefore, likely to continue to fluctuate in the future. Product sales increased $50,000 to $427,000 for the six months ended June 30, 2006 from $377,000 for the six months ended June 30, 2005. The 13% increase in product sales was principally related to an increase in the number of BIONIC ® units sold. The gross margin on product sales was approximately 54% and 80% for the six months ended June 30, 2006 and 2005, respectively. The decrease in gross margin is principally a result of the mix of products sold and, to a lesser extent, a decrease in the average selling price of products sold. Additionally, the Company recognized $60,000 of revenue during 2005 that had previously been deferred. The costs associated with $60,000 of deferred revenue were recognized at the time the sale was made in 2003.
Grants. Revenue from grants increased $218,000 to $429,000 for the six months ended June 30, 2006 from $211,000 for the six months ended June 30, 2005. The increase in grant revenue is primarily due to income from our subcontract with Case Western Reserve University (Case). We were awarded this subcontract in October 2005 under a grant issued to Case by the National Center for Medical Rehabilitation Research (NCMRR), a component of the National Institute of Child Health and Human Development (NICHD). The subcontract provides us, in conjunction with other collaborators, with the financial resources to support the joint development of a neuroprosthetic system capable of restoring partial arm and hand function to individuals with extensive paralysis due to high cervical spinal cord injury. We are scheduled to receive up to $2.3 million from the subcontract over the five-year period covered by the grant. There can be no assurance, however, that we will receive the full $2.3 million potentially available under this subcontract. We finalized the subcontract with Case on March 31, 2006 and recognized revenue during the six months ended June 30, 2006 related to services performed from September 2005, the initial period covered by the subcontract, through June 30, 2006.
A portion of the grant revenue for the six months ended June 30, 2006 and all of the grant revenue for the six months ended June 30, 2005 consists of income from research grants obtained from the U.S. government through the SBIR program. During the six months ended June 30, 2006, we completed one of the two remaining SBIR grants with the final one scheduled for completion by the end of 2006. We no longer submit SBIR grant applications because of uncertainties concerning the availability of these types of grants to public companies.
Expenses
Research and Development. Research and development expenses increased $163,000 to $3,001,000 for the six months ended June 30, 2006 from $2,838,000 for the six months ended June 30, 2005. This increase was primarily due to a $298,000 increase in outside consulting services used principally in connection with the Andara™ OFS Device and the BrainGate System and additional amortization expense of $95,000 as a result of the intangible assets recorded in connection with the acquisition of Andara. These increases were partially offset by a decrease of $230,000 in spending primarily related to NeuroportTM System development and other operating expenses.

Sales and Marketing. Sales and marketing expenses increased $161,000 to $329,000 for the six months ended June 30, 2006, from $168,000 for the six months ended June 30, 2005. The increase is a result of increased sales and marketing associated with the Andara™ OFS Device and NeuroportTM System including an increase of $117,000 in compensation related primarily to developing the commercial organization which included the hiring of our Vice President of Sales and Marketing at the end of the first quarter of 2006. The increase is also due to increased travel and entertainment of $16,000 related to on-going sales efforts for the NeuroPort program and initial marketing efforts in connection with the anticipated launch of Andara™ OFS Device as well as increase of $17,000 in stock-based compensation expense related to the adoption of SFAS 123R.
General and Administrative. General and administrative expenses increased $80,000 to $2,157,000 for the six months ended March 30, 2006 from $2,077,000 for the six months ended June 30, 2005. The increase is primarily due to an $114,000 increase in stock-based compensation expense resulting from the adoption of SFAS 123R and a net increase of $29,000 in other operating costs, partially offset by a net decrease of $63,000 in legal, accounting and other public company costs, including investor relations costs.
Other Income and Expenses
Other Income (Expense), Net. Interest income increased $171,000 to $204,000 for the six months ended June 30, 2006 from $33,000 for the six months ended June 30, 2005. The increase in interest income is primarily the result of a higher average invested cash balance as well as higher interest rates. Interest expense increased $199,000 to $322,000 for the six months ended June 30, 2006 from $123,000 for the six months ended June 30, 2005. The increase is related to borrowings under the Loan with General Electric Capital Corporation.
Net Loss
Net Loss. Our net loss increased $1,886,000 to $6,547,000 for the six months ended June 30, 2006 from a net loss of $4,661,000 for the six months ended June 30, 2005. The net loss included a one-time charge of $1,602,000 for in-process research and development recorded in connection with the acquisition of Andara. The increase is primarily a result of an expansion of our Braingate program and the Andara program acquired in February 2006. These efforts included an increase in outside consulting services. The increased net loss also includes the impact of the adoption of SFAS 123R and an increase in compensation related expenses, partially offset by increased total revenues. Our net loss per common share decreased $0.06 per share to $0.24 per share for the six months ended June 30, 2006 from $0.30 for the six months ended June 30, 2005. The decrease in net loss per share was due to an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased 11,697,000 to 27,391,000 for the six months ended June 30, 2006 from 15,694,000 for the six months ended June 30, 2005 due to the 9,836,000 shares issued in connection with a private placement completed in September 2005 and 2,036,000 shares of unrestricted stock issued in connection with the acquisition of Andara.
Liquidity and Capital Resources
We have financed operations and internal growth since inception primarily through the private placements of equity and debt securities, as well as through revenue from product sales and sponsored research. We have received net proceeds of $25,234,000 from the private placement of equity securities through June 30, 2006. We have also received additional proceeds of $4,000,000 under a loan agreement and $1,103,000 under a capital lease line through June 30, 2006. As of June 30, 2006, we had $7,816,000 of cash and cash equivalents on hand.
Net cash used in operating activities was $4,190,000 for the six months ended June 30, 2006. The primary use of cash was to fund our operations. Included in our net loss for the six months ended June 30, 2006 of $6,547,000 were non-cash expenses totaling $2,710,000 consisting of a charge for in-process research and development of $1,602,000, stock-based compensation expense of $806,000, depreciation and amortization expense of $235,000 and non-cash interest of $67,000. The use of cash for operations included costs for the continued development and commercialization of our products as well as the expenses incurred to operate as a public company including legal, accounting and investor and public relations. Working capital changes affecting our cash position include a use of cash resulting from a net decrease of $342,000 in accounts payable and accrued expenses. This decrease was primarily due to the payment of $425,000 of liabilities assumed with the Andara acquisition, partially offset by increases in other accounts payable. In addition, we used $260,000 of cash related to an increase in inventory. These uses of cash were partially offset by a net decrease of $249,000 in other operating assets. Our prior operating costs are not representative of our expected ongoing costs. As we market and prepare for the launch of the NeuroPort™ System, and continue development of the BrainGate System and the Andara™ OFS Device, we expect our cash operating expenses to continue to increase for the foreseeable future.
Net cash used in investing activities was $336,000 for the six months ended June 30, 2006. We used cash to purchase equipment totaling $192,000. In connection with the acquisition of Andara, we used $144,000 primarily for legal and consulting costs associated with the transaction.

Net cash provided by financing activities was $996,000 for the six months ended June 30, 2006. We entered into a Loan and Master Security Agreement (the “Loan”) with General Electric Capital Corporation (the “Lender”) on December 27, 2005. The Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 is available immediately (“Tranche 1”) and the remaining $2,000,000 is available upon the achievement of certain milestones. As a condition to borrowing any funds under Tranche 1, the Company must first have paid all amounts outstanding and due under the Company’s existing Line of Credit and fully satisfied and discharged all liens, claims and encumbrances on our property and intellectual property arising from the Loan. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Loan provides for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions; the Agreement also contains certain acceleration clauses. Borrowings under the agreement bear interest at the Federal Reserve’s Three-year Treasury Constant Maturities Rate plus 4.2 percent. The Company is required to make interest only payments on all draw-downs for the first six months and the remaining principal and interest will be repaid over 30 months. In connection with the Loan, the Company issued to the Lender a ten-year warrant to purchase 71,301 shares of common stock at an exercise price of $1.40 per share. The Company recorded the fair value of the warrants of $97,246 as deferred financing cost which is being amortized as interest expense over the term of the Loan. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term.
On January 5, 2006, the Company paid $3,000,000 which was the total amount due and owing under the Line of Credit. On January 10, 2006, the Company borrowed $4,000,000 under the Loan Agreement. The borrowings bear interest at 10.72% annually and interest only is payable for six months; thereafter, the borrowed amount will be payable in thirty equal monthly payments of principal plus interest. If the Company fails to pay any obligation when due under the Borrowing, the Lender may declare that all Borrowings are immediately due and payable. In connection with the execution of the Borrowing, the Company issued to the Lender a ten-year warrant to purchase 55,944 shares of the common stock at an exercise price of $1.79 per share. The warrant was valued $77,918 under the Black Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 10-year term. The fair value of the warrant will be charged to interest expense over the thirty-six month term of the loan.
We have financed a portion of our property and equipment purchases through the establishment of equipment lines of credit. During 2006 we received proceeds from a capital lease line of $140,000 and we used approximately $146,000 to make payments under the capital lease line.
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
     We expect to continue to incur negative cash flows and net losses for at least the foreseeable future. Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses and capital requirements through at least December 2006. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising the necessary funds on acceptable terms, or at all. Without sufficient funds, we may be required to delay, scale back or eliminate some of our research and development activities or delay the launch of our product candidates. If the Company is unable to raise sufficient additional financing we will not be able to continue our operations.
We may seek to increase our cash reserves, in addition to the debt financing completed in January 2006, by obtaining additional funding through public or private financing, including the placement of shares of preferred or common stock; or collaborative arrangements with strategic partners; or a combination of the two.
Off-Balance Sheet Arrangements
As of June 30, 2006, we had no off-balance sheet arrangements.
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
Revenue Recognition. We recognize revenue from product sales, research grants from the U.S. government through the Small Business Innovative Research (“SBIR”) program and research grants and contracts from other sources. Product sales consist of sales of our BIONIC® line of brain-computer interface equipment to universities and research hospitals involved in neurological research. Product sales are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition , when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred and collection is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which occurs at the time of shipment. Terms for all customers are FOB shipping. The product operates without any custom configuration or installation. Product sales do not contain multiple elements. Following shipment, there are no customer acceptance requirements or installation obligations or continuing service requirements incumbent on us. Terms of product sales contain no contractual rights of return. In practice, we have not experienced or granted rights of return.
We recognize revenues from research grants as reimbursable, eligible costs are incurred. Eligible costs typically include direct labor costs, other direct costs as outlined in the grant, such as lab materials and supplies and consulting costs, and an overhead allocation as specifically defined by the grant. In accordance with Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent , we record grant revenues on a gross basis as we are the primary obligor with respect to our research and development activities. We are subject to grant audits as required by the Department of Health and Human Services. Audits may result in adjustments to the amount of grant revenues recorded and funds received. Historically, we have not been required to make any adjustments to the amount of grant revenues recorded and funds received as a result of grant audits.
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
Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for stock-based awards issued to employees under its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no compensation expense was recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. The Company elected to adopt, for periods prior to January 1, 2006, the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation , as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (collectively, SFAS 123) which used a fair value based method of accounting for share-based awards. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) using the modified prospective transition method. In conjunction with the adoption of SFAS 123R, the Company applied the principles of Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R.

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
Recently Issued Accounting Standards
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement for APB Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements . This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to financial statements for prior periods, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We are required to adopt the provisions of SFAS 154 for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. At this time, we do not believe the adoption of this standard will have a material impact on our results of operations.
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
Internal Control Over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1. Legal Proceedings
We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders (the “Annual Meeting”) on June 7, 2006, the following matters were acted upon by our shareholders:
1.	The election of eight directors for the ensuing year;

2.	The approval of an amendment to our 2002 Equity Incentive Plan; and

3.	The ratification of the appointment of Vitale, Caturano & Company, Ltd. as auditors for the fiscal year ending December 31, 2006.
The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of April 25, 2006 was 28,890,311. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
1. Election of eight directors:
Timothy R. Surgenor	18,510,009	16,178	NA	NA	NA
John P. Donoghue, Ph.D.	18,510,309	15,878	NA	NA	NA
Mark Carney	18,509,779	16,408	NA	NA	NA
Mark P. Carthy	18,508,779	17,408	NA	NA	NA
George N. Hatsopoulos, Ph.D	18,510,189	15,998	NA	NA	NA
Nicholas Hatsopoulos, Ph.D.	18,510,309	15,878	NA	NA	NA
Theo Melas-Kyriazi	18,509,909	16,278	NA	NA	NA
Daniel E. Geffken	18,510,009	16,178	NA	NA	NA
2. Approval of amendment to 2002
Equity Incentive Plan:	16,279,661	NA	59,535	690	2,186,301
3. Ratification of Auditors:	18,514,477	NA	9,150	2,560	NA
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

Date: August 14, 2006

By:	/s/ Kimi E. Iguchi

Kimi E. Iguchi
Vice President, Finance (Principal Financial and
Accounting Officer)

Date: August 14, 2006

EXHIBIT INDEX

10.1**	Development Proposal and Agreement between Minnetronix, Inc., Andara Life Science, Inc. and Cyberkinetics Neurotechnolgy Systems, Inc. dated May 30, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Confidential treatment requested for certain portions of this agreement.