Form 10QSB
period 2006-09-30
Cyberkinetics Neurotechnology Systems, Inc.
filed 2006-11-14
CIK 1180253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Commission File Number: 000-50505
CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	13-4287300
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Foxborough Blvd Ste 240, Foxborough, MA	02035
(Address of principal executive offices)	(Zip Code)
(508) 549-9981
(Issuer’s telephone number, including area code)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑      No   ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☑
     As of November 10, 2006, the Registrant had 37,406,329 shares of Common Stock outstanding.
     Transitional Small Business Disclosure Format (Check one): Yes   ☐    No   ☑

FORM 10-QSB INDEX

Page
Number
Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	16

Item 3. Controls and Procedures	23

Part II — Other Information	23

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24
EX-10.1 EMPLOYMENT AGREEMENT - KURT H. KRUGER
EX-31.1 SECTION 302 CERTIFICATION OF THE C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF THE C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF THE C.E.O.
EX-32.2 SECTION 906 CERTIFICATION OF THE C.F.O.
EX-99.1 PRESS RELEASE DATED NOVEMBER, 8, 2006

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,057,792	$11,346,372
Accounts receivable	456,430	387,731
Inventory	582,870	235,320
Prepaid expenses and other current assets	371,668	427,987

Total current assets	6,468,760	12,397,410

Property and equipment, net	635,617	619,433
Intangible assets, net	1,868,548	114,071
Deposits and other assets	217,998	140,447
Goodwill	94,027	94,027

Total assets	$9,284,950	$13,365,388

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$480,823	$474,398
Accrued expenses	1,376,178	936,202
Current portion of capital lease obligations	309,375	274,489
Current portion of notes payable	1,499,690	473,721

Total current liabilities	3,666,066	2,158,810

Capital lease obligations, net of current portion	218,485	338,048
Notes payable, net of current portion	2,265,556	2,526,279

Total long-term liabilities	2,484,041	2,864,327
Commitments – Note 6

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized, 29,069,661 issued and outstanding at September 30, 2006 and 27,157,997 and 25,857,997 issued and outstanding at December 31, 2005, respectively	29,070	27,158
Additional paid-in capital	34,572,688	31,112,108
Common stock in escrow, 1,300,000 shares	—	(13,000)
Deferred compensation	—	(786,364)
Accumulated deficit	(31,466,915)	(21,997,651)

Total stockholders’ equity	3,134,843	8,342,251

Total liabilities and stockholders’ equity	$9,284,950	$13,365,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues:
Product sales	$277,589	$119,281	$704,541	$495,948
Grant income	90,873	69,294	520,012	280,217

Total revenues	368,462	188,575	1,224,553	776,165

Operating expenses:
Cost of product sales	83,076	20,173	278,401	96,842
Research and development	1,804,006	1,445,984	4,804,769	4,283,589
Sales and marketing	279,615	77,675	608,970	245,858
General and administrative	1,063,311	918,109	3,219,931	2,994,879
Purchased in-process research and development	—	—	1,602,239	—

Total operating expenses	3,230,008	2,461,941	10,514,310	7,621,168

Operating loss	(2,861,546)	(2,273,366)	(9,289,757)	(6,845,003)
Other income (expense):
Interest income	76,573	28,222	280,622	61,503
Interest expense	(137,706)	(134,751)	(460,129)	(257,821)

Other expense, net	(61,133)	(106,529)	(179,507)	(196,318)

Net loss	(2,922,679)	(2,379,895)	(9,469,264)	(7,041,321)

Basic and diluted net loss per common share	$(0.10)	$(0.15)	$(0.34)	$(0.44)

Shares used in computing basic and diluted net loss per common share	27,916,186	16,228,603	27,567,879	15,887,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Operating activities
Net loss	$(9,469,264)	$(7,041,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	363,196	213,764
Stock-based compensation	1,258,068	1,323,026
In-process research and development	1,602,239	—
Non-cash interest on line of credit and notes payable	80,580	81,886
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(68,699)	171,199
Prepaid expenses and other current assets	41,926	141,050
Inventory	(347,550)	10,752
Deposits and other assets	(65,720)	(13,748)
Accounts payable	(253,167)	774
Accrued expenses	271,316	304,046
Deferred revenue	—	(60,432)

Net cash used in operating activities	(6,587,075)	(4,869,004)

Investment activities
Purchase of property and equipment	(209,159)	(324,899)
Acquisition of Andara Life Science, Inc.	(186,598)	—

Net cash used in investing activities	(395,757)	(324,899)

Financing activities
Proceeds from note payable	4,000,000	—
Payment on note payable	(234,754)	—
Net proceeds from line of credit	—	3,000,000
Proceeds from capital lease line	139,613	265,080
Payments on capital lease line	(224,290)	(147,776)
Payments on line of credit	(3,000,000)	—
Proceeds from issuance of common stock	13,683	10,685,140

Net cash provided by financing activities	694,252	13,802,444

Net (decrease) increase in cash and cash equivalents	(6,288,580)	8,608,541
Cash and cash equivalents at beginning of period	11,346,372	5,232,641

Cash and cash equivalents at end of period	$5,057,792	$13,841,182

Supplemental disclosure of non-cash investing and financing activities
Common stock warrants issued in connection with line-of-credit agreement	$—	$156,396

Common stock warrants issued in connection with notes payable	$77,918	$—

Acquisition of Andara Life Science, Inc.
Fair value of assets acquired	3,526,937	—
Assumed liabilities	(425,000)	—
Acquisition costs incurred	(189,850)	—

Fair value of common stock issued	$2,912,087	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of Business and Basis of Presentation
Cyberkinetics Neurotechnology Systems Inc. (“Cyberkinetics” or the “Company”) is engaged in the research, development, manufacture, sale and distribution of neurological products. Cyberkinetics is developing the Andara™ Oscillating Field Stimulator (“Andara OFS Device”) which is intended to restore function by regenerating nerve tissue damaged in spinal cord injury. The Company is also developing clinical products for human use which are designed to detect and interpret brain activity in real time. Cyberkinetics operates in one business segment, which is the development and marketing of neurological products. Since its inception on May 2, 2001, the Company has devoted its efforts principally to research and development, licensing of intellectual property, business development activities and raising capital.
In February 2006, the Company acquired Andara Life Science, Inc. (“Andara”), an Indiana corporation, through the merger of a wholly-owned subsidiary of Cyberkinetics with and into Andara. Prior to its acquisition, Andara was a privately-held company engaged in the development of a portfolio of programs related to the repair and regeneration of neural tissues, which were developed at the Center for Paralysis Research at Purdue University. The acquisition enables Cyberkinetics to continue the development of the Andara™ OFS Device and the Andara™ OFS PLUS system, which includes the use of neurotrophic growth factor which is being developed to potentially treat long-term (chronic) injuries (Note 10).
The Company’s future capital requirements will depend upon many factors, including progress with marketing its technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in, obtaining regulatory approvals, competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. Management expects that the Company will continue to incur negative cash flows and net losses for the foreseeable future. Based upon management’s current plans and expectations, management believes that the Company’s existing capital resources, plus the proceeds from the private placement completed in October 2006 (see Note 12), will be sufficient to meet the Company’s operating expenses and capital requirements through at least December 2007. However, changes in management’s business strategy, technology development, marketing plans or other events affecting the Company’s operating plans and expenses, may result in the expenditure of existing cash before that time. If this occurs, the Company’s ability to meet its cash obligations as they become due and payable will depend on the Company’s ability to sell securities, borrow funds or some combination thereof. The Company may not be successful in raising the necessary funds on acceptable terms, or at all. If the Company were to lack sufficient funds, the Company may be required to delay, scale back or eliminate some of its research and development activities or delay the launch of its product candidates.
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
In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at September 30, 2006, the results of operations for the three months and nine months ended September 30, 2006, and September 30, 2005, and cash flows for the nine months ended September 30, 2006, and September 30, 2005. The preparation of the Company’s condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date.
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
In accordance with the provisions of the modified prospective transition method under SFAS 123R, the Company has not restated prior period amounts. Under this transition method, compensation expense for the three months and nine months ended September 30, 2006 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the vesting period of the award on a straight-line basis. The Company adjusts this estimate to reflect actual forfeitures at the end of each reporting period. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.
As a result of adopting SFAS 123R, the Company recorded stock-based compensation of $231,522, or $0.008 per share, and $673,265, or $0.02 per share, for the three months and nine months ended September 30, 2006, respectively, for stock-based awards granted to employees. These amounts represent an incremental charge of $111,380, or $0.004 per share, and $312,839, or $0.01 per share, for the three months and nine months ended September 30, 2006, respectively, as compared to the Company’s previous method of accounting for stock-based awards to employees under APB 25. The Company has not capitalized any employee stock-based compensation in its balance sheets and the adoption of SFAS 123R had no impact on its cash flow from operations or financing activities.
The Company accounts for stock-based awards issued to non-employees in accordance with the provisions of SFAS 123R and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), under which compensation expense is generally computed and recognized as awards vest.
The following table presents the Company’s pro forma net loss attributable to common stockholders and net loss per common share for the three months and nine months ended September 30, 2005 had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at grant dates as calculated in accordance with SFAS 123.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss as reported	$(2,379,895)	$(7,041,321)
Add: Stock-based employee compensation expense included in reported net loss	121,320	368,007
Deduct: Stock-based employee compensation expense determined under fair value-based method for all employee awards	(224,870)	(579,072)

Pro forma net loss	$(2,483,445)	$(7,252,386)

Basic and diluted net loss per share as reported	$(0.15)	$(0.44)
Pro forma basic and diluted net loss per share	$(0.15)	$(0.46)

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
2. Stock-Based Compensation (continued)
The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair values of options granted during the three months ended September 30, 2006 and 2005 were $1.27 and $1.28 per share, respectively. The weighted-average fair values of options granted during the nine months ended September 30, 2006 and 2005 were $1.13 and $1.46 per share, respectively. As required by SFAS 123R, the Company records stock-based compensation expense only for those awards that are expected to vest. The following assumptions were made for options granted during the nine months ended September 30, 2006 and 2005:

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
As of September 30, 2006, there was $2,061,576 of total unrecognized compensation cost related to non-vested options granted to employees under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.08 years.
Stock Option Plans
2002 Equity Incentive Plan
On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Equity Incentive Plan (the 2002 Equity Plan). The 2002 Equity Plan provides for the granting of shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for officers, directors, employees, consultants and advisers. On June 7, 2006, Cyberkinetics’ Board of Directors and its stockholders amended the 2002 Equity Plan to increase the total number of shares available from 3,500,000 to 4,400,000. At September 30, 2006, a total of 3,087,579 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Equity Plan.
Pursuant to the 2002 Equity Plan, the Board of Directors (or committees designated by the Board) may grant incentive and nonqualified stock options, restricted stock and other stock awards to the Company’s officers, directors, employees, consultants and advisers. The options can be exercisable at various dates, as determined by the Company’s Board of Directors, and will expire no more than ten years from the date of grant. Options granted under the 2002 Equity Plan are restricted as to transfer. All options granted on or after October 15, 2004, the date the Company’s common stock began trading publicly, are valued using the closing sales price for the Company’s common stock as of the date of the grant. For holders of more than 10% of the Company’s voting stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)
2. Stock-Based Compensation (continued)
grant, with an expiration date not to exceed five years. Options granted to new employees generally vest at a rate of 25% on the first anniversary of the grant and thereafter at the rate of 6.25% of the initial grant at the end of each successive three-month period. Annual option grants to existing employees generally vest at a rate of 6.25% of the initial grant at the end of each successive three-month period beginning from the date of grant.
2002 Founders’ Option Plan
On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Founders’ Option Plan (the 2002 Founders’ Plan). The 2002 Founders’ Plan provides for the granting of shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for certain key employees and stockholders. Options granted under the 2002 Founders’ Plan will expire no more than ten years from the date of grant and generally vest monthly over a four-year period beginning from the date of grant. The total number of shares available under the 2002 Founders’ Plan is 1,230,915. At September 30, 2006, a total of 1,064,415 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Founders’ Plan.
A summary of option activity for all plans for the nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Yrs.)	Value
Outstanding at December 31, 2005	3,239,967	$0.54
Granted	1,150,253	$1.45
Exercised	(81,863)	$0.17
Forfeited	(156,363)	$1.66

Outstanding at September 30, 2006	4,151,994	$0.75	8.20	$3,954,187

Exercisable at September 30, 2006	2,263,701	$0.32	8.13	$3,086,993
The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $1.60 market price of the Company’s common stock at September 30, 2006. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $111,348 and $125,077, respectively, determined on the date of exercise. During the nine months ended September 30, 2006 and 2005, the Company received proceeds of $13,683 and $9,772, respectively, from the exercise of stock options.
3. Net Loss Per Share
The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. The Company has excluded the impact of all stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are antidilutive for all periods presented. During the nine months ended September 30, 2006, the Company issued 81,863 shares of common stock in conjunction with the exercise of stock options. As part of the Andara acquisition which closed during the first quarter of 2006, the Company issued 3,029,801 shares of common stock, of which 993,377 shares of common stock were issued pursuant to a restricted award and are subject to forfeiture. The shares subject to forfeiture have been excluded from the calculation of net loss per share.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)
3. Net Loss Per Share (continued)
The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	As of
	September 30,	September 30,
	2006	2005
Options	4,151,994	3,326,022
Warrants	6,023,466	5,952,165

Total	10,175,460	9,278,187

4. Inventory
Inventory consists of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$160,430	$122,008
Work in process	216,009	94,055
Finished goods	206,431	19,257

Total	$582,870	$235,320

5. Property and Equipment
Property and equipment consist of the following:

	September 30	December 31,
	2006	2005	Useful Life
Computer equipment	$252,911	$226,065	3 years
Software	193,807	98,254	3 years
Furniture and fixtures	61,445	59,633	3 years
Machinery and equipment	790,647	706,979	3 to 5 years
Leasehold improvements	59,896	56,604	Remaining lease term

	1,358,706	1,147,535
Less accumulated depreciation	(723,089)	(528,102)

Property and equipment, net	$635,617	$619,433

Depreciation expense, which includes amortization of assets under capital leases, was $62,347 and $73,191 for the three months ended September 30, 2006 and September 30, 2005, respectively, and $194,987 and $196,878 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)
6. Commitments
Operating Leases
The Company leases office space in Foxborough, Massachusetts and office and laboratory space in Salt Lake City, Utah used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on May 31, 2007 and includes an option to renew the lease at the end of the initial term for an additional three-year term. The Salt Lake City, Utah lease expires on November 30, 2009 and includes an option to renew the lease at the end of the initial lease term for an additional five-year term. The future minimum lease payments required under noncancellable operating leases were as follows as of September 30, 2006:

Period ending December 31:
2006	$83,903
2007	253,505
2008	192,500
2009	181,500

Total minimum lease commitments	$711,408

Capital Leases
In October 2003, the Company entered into a loan and security agreement (the “Capital Lease Line”) with a lender that allows the Company to borrow funds to finance the purchase of equipment, hardware, leasehold improvements and software. The Company may borrow up to $1,300,000 under this Capital Lease Line. All borrowings under the Capital Lease Line are collateralized by the assets financed. In connection with the Capital Lease Line, the Company issued to the lender a warrant to purchase up to 20,000 shares of the Company’s Series A Preferred Stock. At the closing of the Merger, such warrant converted to a warrant to purchase up to 20,000 shares of the Company’s common stock. The warrants, valued at $10,506 under the Black-Scholes model, are exercisable at the option of the holder at $1.00 per share, and expire ten years from the date of issuance. The fair value is being charged to interest expense over the 42-month term of the Capital Lease Line.
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
Future minimum cash payments under the Capital Lease Line at September 30, 2006 are as follows:

Period ending December 31:
2006	$88,254
2007	302,012
2008	137,321
2009	58,205

585,792

Less amount representing interest	(57,932)

Present value of minimum future payments	527,860
Less current portion of capital leases	(309,375)

Long-term portion of capital leases	$218,485

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
7. Notes Payable
On March 31, 2005, the Company entered into a one year revolving line-of-credit agreement (the “Line of Credit”) for up to $3,000,000 with a financial institution. Borrowings under the Line of Credit were available in amounts and at the time of the Company’s discretion. Borrowings were collateralized by the assets of the Company, excluding intellectual property. The Company agreed not to sell, transfer or otherwise dispose of its intellectual property rights outside the ordinary course of business, except with the prior consent of the financial institution. The Line of Credit provided for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions. The Line of Credit also contained certain acceleration clauses. Borrowings under the Line of Credit bore interest at prime rate plus 3 percent (10.25% at December 31, 2005). Interest was payable monthly and the principal was due on March 30, 2006. In connection with the execution of the Line of Credit, the Company issued to the financial institution a ten-year warrant to purchase up to 71,429 shares of common stock at an exercise price of $2.10 per share. The Company recorded the fair value of this warrant of $156,396 as a deferred financing cost which was amortized as interest expense over the term of the Line of Credit. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term. The Company recorded $117,297 of interest expense for the year ended December 31, 2005 related to the warrant. On May 4, 2005, the Company drew down $3,000,000 under the Line of Credit. In 2005, the Company paid interest of $165,875 related to borrowings under the Line of Credit. On January 5, 2006, the Company paid all amounts due and owing under the Line of Credit.
On December 27, 2005, the Company entered into a Loan and Master Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (the “Lender”). The Loan Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 became available immediately (“Tranche 1”) and the remaining $2,000,000 is available upon the achievement of certain milestones. As a condition to borrowing any funds under Tranche 1, the Company was required to pay all amounts outstanding and due under the Company’s existing Line of Credit and fully satisfy and discharge all related liens, claims and encumbrances on our property and intellectual property. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Loan Agreement provides for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions. The Loan Agreement also contains certain acceleration clauses. Borrowings under the agreement bear interest at the Federal Reserve’s Three (3) year Treasury Constant Maturities Rate plus 4.2 percent. The Company is required to make interest only payments on all draw-downs for the first six months and the remaining principal and interest will be repaid over 30 months. In connection with the execution of the Loan Agreement, the Company issued to the Lender a ten-year warrant to purchase up to 71,301 shares of common stock at an exercise price of $1.40 per share. The Company recorded the fair value of the warrant of $97,246 as deferred financing cost which amount is being amortized as interest expense over the term of the Loan. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term.
On January 10, 2006, the Company borrowed $4,000,000 under the Loan (the “Initial Borrowing”). The Initial Borrowing bears interest at 10.72% annually and interest only is payable for six months; thereafter, the Initial Borrowing will be payable in thirty equal monthly payments of principal plus interest of $152,588. If the Company fails to pay any amounts borrowed when due, the Lender may declare that all amounts borrowed pursuant to the Loan Agreement are immediately due and payable. In connection with the Initial Borrowing, the Company issued to the Lender a ten-year warrant to purchase up to 55,944 shares of the Company’s common stock at an exercise price of $1.79 per share. The warrant was valued at $77,918 under the Black Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 10-year term. The fair value of the warrant is being charged to interest expense over the thirty-six month term of the loan. Upon completion of these transactions, future minimum cash payments with respect to the Initial Borrowing are as follows as of September 30, 2006:

Cyberkinetics Neurotechnology Systems, Inc .
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
7. Notes Payable (continued)

Period ending December 31:
2006	$305,176
2007	1,831,058
2008	1,831,058
2009	305,176

4,272,468
Less amount representing interest	(507,222)

Present value of minimum future payments	3,765,246
Less current portion of loan	(1,499,690)

Long-term portion of loan	$2,265,556

8. Preferred Stock
As of September 30, 2006 and December 31, 2005, the Company had 50,000,000 shares of preferred stock authorized and no shares issued and outstanding.
9. Related Party Transactions
The Company’s Chief Scientific Officer, who is also a member of the Company’s Board of Directors, is a professor and the Director of the Brain Science Program at Brown University. During the three months ended September 30, 2006 and September 30, 2005, the Company recognized product sales of $3,750 and $0 to Brown University, respectively. During the nine months ended September 30, 2006 and September 30, 2005, the Company recognized products sales of $11,900 and $4,013, respectively. Amounts due from Brown University at September 30, 2006 and December 31, 2005 totaled $3,764 and $0, respectively.
A member of the Company’s Board of Directors is an assistant professor at the University of Chicago. During the three months ended September 30, 2006 and September 30, 2005 the Company recognized no product sales to the University of Chicago. During the nine months ended September 30, 2006 and September 30, 2005, the Company recognized product sales of $20,000 and $4,395, respectively. There were no amounts due from the University of Chicago at September 30, 2006 and December 31, 2005.
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
The Company’s Statement of Operations includes the results of operations of Andara since the date of the acquisition. For the quarter ended September 30, 2006, and for the nine months ended September 30, 2006, respectively, the Company recorded $60,529 and $151,323 of amortization expense related to the non–competition agreements and developed technology of which the entire amount was included in research and development.
The following unaudited pro forma consolidated information gives effect to the acquisition of Andara as if the acquisition occurred on January 1, 2005.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Total revenue	$393,265	$188,575	$1,249,356	$776,165
Net loss	(2,922,679)	(2,730,688)	(8,084,765)	(7,884,069)
Net loss per share	$(0.10)	$(0.15)	$(0.29)	$(0.44)
The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that may be obtained in the future.
11. License Agreements
In connection with the acquisition of Andara, Cyberkinetics became the licensee of an exclusive, sublicenseable, royalty bearing license with Purdue Research Foundation for the development and commercialization of the PRF technology pertaining to the Andara™ OFS Device and the Andara™ OFS Device Plus, and a series of neurotrophic and other drugs to be utilized with the Andara OFS Device or on their own. The Company agreed to pay milestones and royalties to PRF based upon gross receipts

Cyberkinetics Neurotechnology Systems, Inc .
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
11. License Agreements (continued)
generated from the various licensed products. The Company has not yet generated any gross receipts related to the PRF technology. There are no milestone obligations for the Andara™ OFS Device and Andara™ OFS Device Plus as of September 30, 2006. The Company agreed to pay a 3% royalty on product sales of the Andara™ OFS Device and Andara™ OFS Device Plus. The Company may reduce, by up to 50%, the royalties due to PRF by the royalties paid to third parties provided the reductions do not exceed 50% during any given annual reporting period. For the remaining licensed products, the Company is obligated to make four milestone payments to PRF; three for the completion of each clinical trial phase I, II and III, respectively and the fourth payment at the time of the product launch. The milestone payments range from $30,000 to $1,500,000 for a successfully launched product. The Company is obligated to make annual maintenance payments to PRF of $100,000 beginning in 2009, $250,000 in 2010 through 2012 and $500,000 in 2013 and beyond. These maintenance payments may be credited against any royalties or other payments due to PRF during the same annual period. This license agreement will terminate at the later of either the expiration of the last valid claim upon the patents or the tenth-year anniversary of the first commercial shipment of a licensed product.
Also in connection with the acquisition of Andara, Cyberkinetics became the licensee of an exclusive sublicenseable license with IURT for the development and commercialization of the IURT technology pertaining to the OFS Device and OFS device with a series of neurotrophic and other drugs to be utilized with the OFS Device or on their own.
12. Subsequent Event
On October 18, 2006, the Company completed a private placement whereby it sold 8,336,668 shares of its common stock (the “Shares”) and issued warrants to purchase up to 4,168,338 shares of its common stock (the “Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in gross proceeds (assuming no exercise of the warrants) of approximately $10,004,000 (the transaction is referred to herein as the “Private Placement”).
C.E. Unterberg, Towbin, LLC and WBB Securities, LLC served as placement agents for the Private Placement and, for services rendered, received aggregate cash consideration of approximately $630,280. For their services, C.E. Unterberg, Towbin, LLC also received a warrant to purchase up to 337,650 shares of common stock on the same terms as the investor warrants.
The Shares were issued at a purchase price of $1.20 per share pursuant to the terms of a Securities Purchase Agreement entered into by the Company and each of the investors. Each of the investors received a five (5)-year warrant to purchase up to fifty percent (50%) of the number of Shares purchased by such investor in the Private Placement, at an exercise price per share of $1.40.
In consideration of the investment in the Private Placement, the Company granted to each investor certain registration rights on a best efforts basis with respect to the Shares and the Warrant Shares. The Company plans to file a Registration Statement with the Securities and Exchange Commission within 45 days of the closing of the Private Placement to register the Shares and Warrant Shares.

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
Overview
Cyberkinetics. We are a medical device company specializing in the development of neural implants that can interact with the brain and the nervous system at the level of individual cells. Our product pipeline currently includes: the Andara™ Oscillating Field Stimulator (“Andara™ OFS Device”) which has received a Humanitaran Use Device designation and is intended to restore function by regenerating nerve tissue damaged in spinal cord injury, the BrainGate System, currently in clinical evaluation, which is intended to allow a disabled person to control a computer using thought alone, and the NeuroPort TM System, which is a recently 510(k)-cleared entry in the market for invasive neurosurgical monitoring. Our strategy is to leverage our core proprietary technologies to establish ourselves as a leader in the field of neurotechnology. We also manufacture and market a line of neural recording arrays and data acquisition systems to researchers for use in preclinical studies.
In February 2006, we acquired Andara Life Science, Inc. (“Andara”), an Indiana corporation, through the merger of a wholly-owned subsidiary of Cyberkinetics with and into Andara (the “Andara Merger”). Prior to its acquisition by us, Andara was a privately-held company engaged in the development of a portfolio of programs related to the repair and regeneration of neural tissues, which were developed at the Center for Paralysis Research at Purdue University.
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
We have a limited history of operations and, through September 30, 2006, we have generated limited revenues from product sales. We have also generated revenue from grant income. The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the Andara™ OFS Device and BrainGate System.
We have incurred substantial net losses since our inception in May 2001 and we expect to incur substantial additional operating losses for at least the foreseeable future as we continue to expand our product development activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial performance are not necessarily indicative of our future operating results. As of September 30, 2006, our accumulated deficit was $31,467,000. We expect to incur substantial and increasing losses for the next several years as we:
•	seek regulatory approval for the AndaraTM OFS Device and continue to develop the BrainGate System and the NeuroPortTM System;

•	continue to enroll new patients in our clinical study(ies);

•	develop and commercialize our product candidates, if any, that receive regulatory approval;

•	continue to expand our research and development programs;

•	acquire or in-license products, technologies or businesses that are complementary to our own; and

•	increase our general and administrative expenses related to operating as a public company.
We have financed our operations and internal growth primarily through private placements of equity securities, funding through capital lease and debt facilities as well as, to a much more limited extent, through revenue from product sales and sponsored research. Our business is subject to significant risks, including, but not limited to, the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing intellectual property rights.
Research and Development. During 2006 our research and development activities have been primarily focused on obtaining regulatory approval for the Andara™ OFC Device, and the development of the NeuroPortTM System and the pilot clinical trial of the BrainGate System. Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, non-cash stock compensation expense for non-employees, costs associated with the clinical trials of our product candidates, supplies and materials, costs for consultants and related contract research, depreciation and facility costs. We charge all research and development expenses to operations as they are incurred.
In the future, our rate of spending is likely to increase as we develop the portfolio of products recently acquired from Andara. These products include the proprietary Andara™ Oscillating Field Stimulator, which we are preparing to launch in 2007. The rate of spending on the BrainGate System is also likely to increase as additional clinical trials are performed. The initial version of the BrainGate System is not expected to be commercially launched for at least several years, if at all. We have also initiated development of a completely implantable sensor and signal transmission system for long-term use that can be operated by the user outside of the hospital setting which will take longer to develop and is expected to be launched after the initial version of the BrainGate System. We may also choose to initiate spending on the Andara™ OFS PLUS System, for which we expect to commence a pilot clinical trial in 2008. While we cannot estimate with any certainty the time required for commercial approval of the BrainGate System or the Andara OFS Device, we expect that we will need to raise substantial additional capital in order to reach breakeven from the sales of advanced neurological products.
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
Three Months Ended September 30, 2006 and 2005
Revenues
Product Sales and Gross Margin. Our business focus since inception in May 2001 has been on the development of our advanced neurological products, such as the NeuroPort™ and BrainGate Systems. We also sell our line of brain-computer interface equipment to universities and research hospitals involved in neurological research (the “Research Products”). We expect that our sales from the Research Products will continue to be limited and are therefore, likely to continue to fluctuate in the future. Product sales increased $159,000 to $278,000 for the three months ended September 30, 2006 from $119,000 for the three months ended September 30, 2005. The 133% increase in sales was due to an increase in the number of units sold. The gross margin on product sales was approximately 70% and 83% for the three months ended September 30, 2006 and 2005, respectively. The decrease in gross margin is principally a result of the sale of a custom NeuroportTM unit during the three months ended September 30, 2005. Because the custom NeuroportTM unit sold during the prior year quarter was still under development, certain costs which normally would have been charged to cost of sales were expensed as incurred to research and development.

Grants. Revenue from grants increased $22,000 to $91,000 for the three months ended September 30, 2006 from $69,000 for the three months ended September 30, 2005. The increase in grant revenue is due to income from our subcontract with Case Western Reserve University (Case). We were awarded this subcontract in October 2005 under a grant issued to Case by the National Center for Medical Rehabilitation Research (NCMRR), a component of the National Institute of Child Health and Human Development (NICHD). The subcontract provides us, in conjunction with other collaborators, with the financial resources to support the joint development of a neuroprosthetic system capable of restoring partial arm and hand function to individuals with extensive paralysis due to high cervical spinal cord injury. We are scheduled to receive up to $2.3 million from the subcontract over the five-year period covered by the grant. There can be no assurance, however, that we will receive the full $2.3 million potentially available under this subcontract.
The grant revenue for the three months ended September 30, 2005 consists of income from research grants obtained from the U.S. government through the Small Business Innovative Research (“SBIR”) program. By the end of 2006, we expect to have completed all of our remaining SBIR grants. We no longer submit SBIR grant applications because of uncertainties concerning the availability of these types of grants to public companies.
Expenses
Research and Development. Research and development expenses increased $358,000 to $1,804,000 for the three months ended September 30, 2006 from $1,446,000 for the three months ended September 30, 2005. This increase was primarily due to a $470,000 increase in outside consulting services used principally in connection with the Andara™ OFS Device and, to a lesser extent, the BrainGate System and additional amortization expense of $61,000 as a result of the intangible assets recorded in connection with the acquisition of Andara. These increases were partially offset by a net decrease of $173,000 in spending primarily related to NeuroportTM System development and license fees as well as other operating expenses.
Sales and Marketing. Sales and marketing expenses increased $202,000 to $280,000 for the three months ended September 30, 2006, from $78,000 for the three months ended September 30, 2005. The increase is a result of increased sales and marketing associated with the Andara™ OFS Device and, to a lesser extent, the NeuroportTM System including an increase of $92,000 in compensation related primarily to developing the commercial organization which included the hiring of our Vice President of Sales and Marketing at the end of the first quarter of 2006. The increase is also due to $70,000 of outside consulting services used in connection with the Andara™ OFS Device, increased travel and entertainment of $25,000 related to on-going sales efforts for our Research Products, the NeuroPort program and initial marketing efforts in connection with the anticipated launch of Andara™ OFS Device as well as an increase of $15,000 in stock-based compensation expense related to the adoption of SFAS 123R.
General and Administrative. General and administrative expenses increased $145,000 to $1,063,000 for the three months ended September 30, 2006 from $918,000 for the three months ended September 30, 2005. The increase is due to an increase in compensation expense for our existing and incremental general and administrative staff of $44,000, increased stock-based compensation expense of $39,000 primarily resulting from the adoption of SFAS 123R as well as a net increase of $62,000 in legal, accounting and other public company costs, including investor relations costs.
Other Income and Expenses
Other Income (Expense), Net. Interest income increased $49,000 to $77,000 for the three months ended September 30, 2006 from $28,000 for the three months ended September 30, 2005. The increase in interest income is primarily the result of a higher average invested cash balance as well as higher interest rates. Interest expense increased $3,000 to $138,000 for the three months ended September 30, 2006 from $135,000 for the three months ended September 30, 2005. The increase is related to borrowings under the Loan with General Electric Capital Corporation.
Net Loss
Net Loss. Our net loss increased $543,000 to $2,923,000 for the three months ended September 30, 2006 from a net loss of $2,380,000 for the three months ended September 30, 2005. The increase is primarily a result of our engineering, manufacturing and marketing efforts related to the anticipated launch of the Andara™ OFS Device in 2007. The increased net loss also includes the impact of the adoption of SFAS 123R and an increase in compensation related expenses, partially offset by increased total revenues. Our net loss per common share decreased $0.05 per share to $0.10 for the three months ended September 30, 2006 from $0.15 for the three months ended September 30, 2005. The decrease in net loss per share was due to an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased 11,687,000 to 27,916,000 for the three months ended September 30, 2006 from 16,229,000 for the three months ended September 30, 2005 due to the 9,836,000 shares issued in connection with the private placement completed in September 2005 and 2,036,000 shares of stock not subject to forfeiture issued in connection with the acquisition of Andara.
Nine Months Ended September 30, 2006 and 2005

Revenues
Product Sales and Gross Margin. Our business focus since inception in May 2001 has been on the development of our advanced neurological products, such as the NeuroPort™ and BrainGate Systems. We also sell our Research Products line of brain-computer interface equipment to universities and research hospitals involved in neurological research. We expect that our sales from the Research Products will continue to be limited and are therefore, likely to continue to fluctuate in the future. Product sales increased $209,000 to $705,000 for the nine months ended September 30, 2006 from $496,000 for the nine months ended September 30, 2005. The 42% increase in product sales was principally related to an increase in the number of units sold. The gross margin on product sales was approximately 60% and 80% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in gross margin for the nine months ended September 30, 2006 is principally a result of the mix of products sold, a custom NeuroportTM unit sold during the third quarter of 2005, deferred revenue recognized during the first quarter of 2005 and, to a lesser extent, a decrease in the average selling price of products sold. Because the custom NeuroportTM unit sold during 2005 was still under development, certain costs which normally would have been charged to cost of sales were expensed as incurred to research and development. Additionally, the Company recognized $60,000 of revenue during 2005 that had previously been deferred. The costs associated with $60,000 of deferred revenue were recognized at the time the sale was made in 2003.
Grants. Revenue from grants increased $240,000 to $520,000 for the nine months ended September 30, 2006 from $280,000 for the nine months ended September 30, 2005. The increase in grant revenue is primarily due to income from our subcontract with Case Western Reserve University (Case). We were awarded this subcontract in October 2005 under a grant issued to Case by the National Center for Medical Rehabilitation Research (NCMRR), a component of the National Institute of Child Health and Human Development (NICHD). The subcontract provides us, in conjunction with other collaborators, with the financial resources to support the joint development of a neuroprosthetic system capable of restoring partial arm and hand function to individuals with extensive paralysis due to high cervical spinal cord injury. We are scheduled to receive up to $2.3 million from the subcontract over the five-year period covered by the grant. There can be no assurance, however, that we will receive the full $2.3 million potentially available under this subcontract. We finalized the subcontract with Case on March 31, 2006 and recognized revenue during the nine months ended September 30, 2006 related to services performed from September 2005, the initial period covered by the subcontract, through September 30, 2006.
A portion of the grant revenue for the nine months ended September 30, 2006 and all of the grant revenue for the nine months ended September 30, 2005 consists of income from research grants obtained from the U.S. government through the SBIR program. By the end of 2006, we expect to have completed all of our remaining SBIR grants. We no longer submit SBIR grant applications because of uncertainties concerning the availability of these types of grants to public companies.
Expenses
Research and Development. Research and development expenses increased $521,000 to $4,805,000 for the nine months ended September 30, 2006 from $4,284,000 for the nine months ended September 30, 2005. This increase was primarily due to a $768,000 increase in outside consulting services used principally in connection with the Andara™ OFS Device and the BrainGate System and additional amortization expense of $151,000 as a result of the intangible assets recorded in connection with the acquisition of Andara. These increases were partially offset by a decrease of $398,000 in spending primarily related to NeuroportTM System development and other operating expenses.
Sales and Marketing. Sales and marketing expenses increased $363,000 to $609,000 for the nine months ended September 30, 2006, from $246,000 for the nine months ended September 30, 2005. The increase is a result of increased sales and marketing associated with the Andara™ OFS Device and NeuroportTM System including an increase of $218,000 in compensation related primarily to developing the commercial organization which included the hiring of our Vice President of Sales and Marketing at the end of the first quarter of 2006. The increase is also due to $70,000 of outside consulting services used in connection with the Andara™ OFS Device, increased travel and entertainment of $42,000 related to on-going sales efforts for our Research Products, the NeuroPort program and initial marketing efforts in connection with the anticipated launch of Andara™ OFS Device as well as an increase of $33,000 in stock-based compensation expense related to the adoption of SFAS 123R.
General and Administrative. General and administrative expenses increased $225,000 to $3,220,000 for the nine months ended September 30, 2006 from $2,995,000 for the nine months ended September 30, 2005. The increase is due to an $114,000 increase in stock-based compensation expense resulting from the adoption of SFAS 123R, an increase in compensation expense for our existing and incremental general and administrative staff of $37,000 as well as a net increase of $74,000 in legal, accounting and other public company costs, including investor relations costs.
Other Income and Expenses
Other Income (Expense), Net. Interest income increased $219,000 to $281,000 for the nine months ended September 30, 2006 from $62,000 for the nine months ended September 30, 2005. The increase in interest income is primarily the result of a higher average invested cash balance as well as higher interest rates. Interest expense increased $202,000 to $460,000 for the nine months ended September 30, 2006 from $258,000 for the nine months ended September 30, 2005. The increase is related to borrowings under the Loan with General Electric Capital Corporation.
Net Loss
Net Loss. Our net loss increased $2,428,000 to $9,469,000 for the nine months ended September 30, 2006 from a net loss of $7,041,000 for the nine months ended September 30, 2005. The net loss included a one-time charge of $1,602,000 for in-process research and development recorded in connection with the acquisition of Andara. The increase is primarily a result of our engineering, manufacturing and marketing efforts related to the anticipated launch of the Andara™ OFS Device in 2007. The increased net loss also includes the impact of the adoption of SFAS 123R and an increase in compensation related expenses, partially offset by increased total revenues. Our net loss per common share decreased $0.10 per share to $0.34 per share for the nine months ended September 30, 2006 from $0.44 for the nine months ended September 30, 2005. The decrease in net loss per share was due to an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased 11,681,000 to 27,568,000 for the nine months ended September 30, 2006 from 15,887,000 for the nine months ended September 30, 2005 due to the 9,836,000 shares issued in connection with a private placement completed in September 2005 and 2,036,000 shares of stock not subject to forfeiture issued in connection with the acquisition of Andara.
Liquidity and Capital Resources
We have financed operations and internal growth since inception primarily through the private placements of equity and debt securities, as well as through revenue from product sales and sponsored research. We have received net proceeds of $25,234,000 from the private placement of equity securities through September 30, 2006. We have also received additional proceeds of $4,000,000 under a loan agreement and $1,103,000 under a capital lease line through September 30, 2006. As of September 30, 2006, we had $5,058,000 of cash and cash equivalents on hand.
On October 18, 2006, we completed a private placement whereby we sold 8,336,668 shares of our common stock (the “Shares”) and issued warrants to purchase another 4,168,338 shares of our common stock (the “Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in gross proceeds (assuming no exercise of the warrants) of approximately $10,004,000 (the transaction is referred to herein as the “Private Placement”).
Net cash used in operating activities was $6,587,000 for the nine months ended September 30, 2006. The primary use of cash was to fund our operations. Included in our net loss for the nine months ended September 30, 2006 of $9,469,000 were non-cash expenses totaling $3,304,000 consisting of a charge for in-process research and development of $1,602,000, stock-based compensation expense of $1,258,000, depreciation and amortization expense of $363,000 and non-cash interest of $81,000. The use of cash for operations included costs for the continued development and commercialization of our products as well as the expenses incurred to operate as a public company including legal, accounting and investor and public relations. Working capital changes affecting our cash position include a use of cash of $348,000 to increase inventory and $69,000 resulting from higher accounts receivable. In addition, there was a net increase in other operating assets and liabilities of $6,000. Our prior operating costs are not representative of our expected ongoing costs. As we market and prepare for the launch of the Andara™ OFS Device and the NeuroPort™ System, and continue development of the BrainGate System, we expect our cash operating expenses to continue to increase for the foreseeable future.
Net cash used in investing activities was $396,000 for the nine months ended September 30, 2006. We used cash to purchase equipment totaling $209,000. In connection with the acquisition of Andara, we used $187,000 primarily for legal and consulting costs associated with the transaction.
Net cash provided by financing activities was $694,000 for the nine months ended September 30, 2006. We entered into a Loan and Master Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (the “Lender”) on December 27, 2005. The Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 is available immediately (“Tranche 1”) and the remaining $2,000,000 is available upon the achievement of certain milestones. As a condition to borrowing any funds under Tranche 1, the Company was required to pay all amounts outstanding and due under the Company’s existing Line of Credit and fully satisfy and discharge all related liens, claims and encumbrances on our property and intellectual property. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Loan Agreement provides for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions. The Agreement also contains certain acceleration clauses. Borrowings under the agreement bear interest at the Federal Reserve’s Three-year Treasury Constant Maturities Rate plus 4.2 percent. The Company is required to make interest only payments on all draw-downs for the first six months and the remaining principal and interest will be repaid over 30 months. In connection with the execution of the Loan Agreement, the Company issued to the Lender a ten-year warrant to purchase up to 71,301 shares of common stock at an exercise price of $1.40 per share. The Company recorded the fair value of the warrant of $97,246 as deferred financing cost which is being amortized as interest expense over the term of the Loan. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term.
On January 5, 2006, the Company paid $3,000,000 which was the total amount due and owing under the Line of Credit. On January

10, 2006, the Company borrowed $4,000,000 under the Loan Agreement. The Initial Borrowing bears interest at 10.72% annually and interest only is payable for six months; thereafter, the Initial Borrowing will be payable in thirty equal monthly payments of principal plus interest. If the Company fails to pay any amounts borrowed when due, the Lender may declare that all borrowings are immediately due and payable. In connection with the Initial Borrowing, the Company issued to the Lender a ten-year warrant to purchase up to 55,944 shares of the common stock at an exercise price of $1.79 per share. The warrant was valued $77,918 under the Black Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 10-year term. The fair value of the warrant is being charged to interest expense over the thirty-six month term of the loan.
We have financed a portion of our property and equipment purchases through the establishment of equipment lines of credit. During 2006 we received proceeds from a capital lease line of $140,000 and we used approximately $224,000 to make payments under the capital lease line.
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
We expect to continue to incur negative cash flows and net losses for at least the foreseeable future. Based upon our current plans, we believe that our existing capital resources, plus the proceeds from the private placement completed in October 2006, will be sufficient to meet our operating expenses and capital requirements through at least December 2007. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may not be successful in raising the necessary funds on acceptable terms, or at all. Without sufficient funds, we may be required to delay, scale back or eliminate some of our research and development activities or delay the launch of our product candidates. If the Company is unable to raise sufficient additional financing we will not be able to continue our operations.
We may seek to increase our cash reserves, in addition to the private placement completed in October 2006, by obtaining additional funding through public or private financing, including the placement of shares of preferred or common stock; or collaborative arrangements with strategic partners; or a combination of the two.
Off-Balance Sheet Arrangements
As of September 30, 2006, we had no off-balance sheet arrangements.
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
Revenue Recognition. We recognize revenue from product sales, research grants from the U.S. government through the Small Business Innovative Research (“SBIR”) program and research grants and contracts from other sources. Product sales consist of sales of our Research Products line of brain-computer interface equipment to universities and research hospitals involved in neurological research. Product sales are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred and collection is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which occurs at the time of shipment. Terms for all customers are FOB shipping. The product operates without any custom configuration or installation. Product sales do not contain multiple elements. Following shipment, there are no customer acceptance requirements or installation obligations or continuing service requirements incumbent on us. Terms of product sales contain no contractual rights of return. In practice, we have not experienced or granted rights of return.
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

Item 3. Controls and Procedures.
Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer have further concluded that, as of the end of such period, the Company’s controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1. Legal Proceedings
We are not a party to any material legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5. Other Information
On November 8, 2006, the Company issued a press release announcing its financial results for the quarter ended September 30, 2006. A copy of this press release is attached hereto as Exhibit 99.1.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
By:	/s/ Timothy R. Surgenor
Timothy R. Surgenor
President and Chief Executive Officer (Principal Executive Officer) Date: November 13, 2006

By:	/s/ Kurt H. Kruger
Kurt H. Kruger
Chief Financial Officer (Principal Financial Officer) Date: November 13, 2006

EXHIBIT INDEX

10.1	Employment Agreement with Kurt H. Kruger, dated September 18, 2006

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Press release dated November 8, 2006 announcing results for the quarter ended September 30, 2006.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.