Form 10KSB
period 2006-12-31
Cyberkinetics Neurotechnology Systems, Inc.
filed 2007-04-02
CIK 1180253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50505

CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	13-4287300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Foxborough Blvd., Suite 240	02035
Foxborough, MA	(Zip Code)
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

Issuer’s revenues for its most recent fiscal year:  $1,680,035

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Common Stock was sold on the Over-the-Counter Bulletin Board on March 29, 2007: $15,991,292. The voting stock held by non-affiliates on that date consisted of 17,967,744 shares of Common Stock. For purposes of this calculation only, all directors, officers and holders of 10% or more of the outstanding common stock were deemed affiliates.

Number of shares outstanding of each of the issuer’s classes of common stock at March 29, 2007:

Common Stock: 37,436,637 Preferred Stock: 0

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

Transitional Small Business Disclosure Format (check one)  Yes ☐     No ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐     No ☑

FORM 10-KSB INDEX

EX-21.1 Subsidiaries of the Registrant

EX-23.1 Consent of Independent Registered Public Accounting Firm

Ex-31.1 Certification of Principal Executive Officer

EX-31.2 Certification of Principal Financial Officer

EX-32.1 Certification of Principal Executive Officer and Principal Financial Officer

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements, including product development plans and progress, potential development of proprietary inventions, benefits that may be realized by certain research programs and the plans and objectives of management for the business, operations, and economic performance of Cyberkinetics Neurotechnology Systems, Inc. (the “Company,” “we” or “us”). These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terminology. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include our limited operating history; our lack of profits from operations; our ability to raise additional funds, our ability to successfully develop and commercialize our proposed products; a lengthy approval process and the uncertainty of FDA and other governmental regulatory requirements; clinical trials that fail to demonstrate the safety and effectiveness of our products; the degree and nature of our competition; our ability to employ and retain qualified employees; compliance with recent legislation regarding corporate governance, including the Sarbanes-Oxley Act of 2002; as well as those risks more fully discussed herein and in our other public filings with the Securities and Exchange Commission, all of which are difficult to predict and some of which are beyond our control.

PART I

BUSINESS AND OPERATIONS

Business Overview. Cyberkinetics Neurotechnology Systems, Inc. is a medical device company focused on developing products to treat neurological diseases, and injuries involving the spinal cord and peripheral nerves. Specifically the company has (i) electrical stimulation technologies for nerve growth; and (ii) neural implants combined with signal processing apparatus that access and interact with the cerebral cortex and motor cortex at the level of individual cells. Our product pipeline currently includes: the Andara™ OFS™ Therapy for acute spinal cord injury which is designed to partially restore sensation and motor function in acute spinal cord injuries by stimulating nerve repair and is currently under review by the FDA for market clearance as a Humanitarian Device, the BrainGate System, currently in clinical evaluation, which is intended to allow a disabled person to control a computer and other devices, such as prosthetic limbs or a wheel chair, using thought alone, and the NeuroPort TM System, which is an FDA approved neurosurgical monitoring product. Our strategy is to leverage our proprietary technologies to establish ourselves as a leader in the field of neurotechnology. We also manufacture and market a line of neural recording arrays and data acquisition systems to researchers for use in animal studies.

Product Pipeline.

·
Andara™ OFS™ Therapy for acute spinal cord injury. The implantable Andara™ OFS™ (Oscillating Field Stimulator) System (“Andara System”) is designed to regenerate and reconnect neural fibers damaged by recent (less than 18 days) spinal cord injury, to stimulate regeneration of central nervous system tissue and to restore sensation and motor function in those with acute spinal cord injuries. In 2004, researchers at the Center for Paralysis Research at Purdue University and at Indiana University completed a Phase Ia, 10-patient clinical trial of the Andara System in patients with spinal cord injuries. Results from this trial were published in the January 2005 issue of the Journal of Neurosurgery: Spine. Four additional patients have since enrolled in this trial. This trial represents the first use of a neural stimulation technology in humans as a means of regenerating neural tissue for the purpose of restoring function, sensation and movement. In September 2006, the Food and Drug Administration (FDA) designated the Andara System as a Humanitarian Use Device, a designation based on a potential U.S. patient population of less than 4,000 patients per year. As the second of two steps in the Humanitarian Use approval process, Cyberkinetics filed a Humanitarian Device Exemption (HDE) in February of 2007 which is currently under review by the FDA. If the HDE application is approved, Cyberkinetics could begin marketing the Andara™ OFS™ Device as early as the second half of 2007.

·
BrainGate System. The BrainGate Neural Interface System (“BrainGate System”) is designed to allow a disabled person to control a computer using thought alone. We initiated pilot clinical testing of the BrainGate System in June 2004 and have enrolled three patients with spinal cord injuries or severe stroke in the trial. Subsequently, in August 2005, we commenced a second pilot trial targeted at patients with amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease) and other motor neuron diseases. One patient has been enrolled in the ALS trial. Together, these pilot trials of the BrainGate System represent the first use of multi-electrode sensor systems in humans as a means to provide a direct and long-term connection between the brain and a computer system. Although the performance of the system is variable, results to date suggest that in all four participants the BrainGate device was capable of recovering the targeted neural signals; the participants were able to modulate those signals by thinking about movements despite their severe paralysis, that the BrainGate system could use these imagined movements to give the participants control of a computer, and that the participants could use the BrainGate controlled computer to perform useful tasks.

·
Andara™ OFS™ PLUS System. The Andara™ OFS™ PLUS System (“Andara PLUS System”) combines the Andara System with simultaneous local delivery of a neurotrophic factor through an implantable drug pump. The neurotrophic factor currently being studied is inosine, which is a naturally occurring nucleoside that has been shown to have neurotrophic properties. This treatment strategy is being investigated as a means to promote nerve fiber re-growth in patients injured more than 18 days prior to treatment and who because of this would not be candidates for the Andara System alone. In April, 2006 we reported results from a preclinical study of the Andara PLUS System which demonstrated - for the first time - nerve regeneration and some functional recovery in animals that were treated three months after their injuries.

·
NeuroPort™ System. In March 2005, we received 510(k) clearances to market the NeuroPort™ Neural Monitoring System (“NeuroPort System”) in the United States for short-term (less than 30 days), intra-operative and post-operative cortical monitoring. We have initiated a post-approval beta site study of the utility of the product in diagnosis of patients with severe epilepsy with Ron Emerson, M.D., a world-recognized leader in the field of neurophysiological and critical care monitoring and advanced methods of EEG analysis and a Professor in the Department of Neurology at Columbia University. Dr Emerson has used the NeuroPort system in five patients to date.

·	Research Products. We manufacture and sell a line of neural recording arrays and data acquisition systems to neuroscience researchers for animal research.

Andara™ OFS System:

The Andara System is based on initial research by the Center for Paralysis Research at Purdue University and is intended to improve or restore tactile sensation and some movement in those with quadriplegia and tetraplegia due to recent spinal cord injuries by promoting nerve fiber repair. About the size of a cardiac pacemaker, the Andara System’s implantable device must be implanted within 18 days of a severe spinal cord injury. The device is implanted in muscle tissue adjacent to the spinal column and the electrical leads are attached onto the bone above and below the area of injury. The Andara System has been shown in published randomized controlled preclinical studies to restore some sensation and some motor function in a large animal model. Results of a ten-patient clinical study were published in the Journal of Neurosurgery: Spine in January of 2005 and reported statistically significant improvements in assessments of ability to move and feel at 12 months after treatment compared to baseline.

Under the FDA’s HDE regulations, medical devices that provide safe treatment for limited populations of patients can be granted approval by the FDA based upon more limited clinical experience than is required for a full Pre-market approval (“PMA”). Specifically, an HDE application must include safety data, but need not contain the results of clinical investigations demonstrating that the device is effective for its intended use. An approved HDE authorizes marketing of a humanitarian use device, a device that treats or diagnoses a disease or condition that affects fewer than 4,000 individuals in the United States per year. In September 2006, the Food and Drug Administration (FDA) designated the Andara System as a Humanitarian Use Device, a designation based on a potential U.S. patient population of less than 4,000 patients per year. As the second step in the Humanitarian Use approval process, Cyberkinetics filed a Humanitarian Device Exemption (HDE) in February of 2007 which is currently under review by the FDA. If the HDE application is approved, Cyberkinetics could begin marketing the Andara™ OFS™ System as early as the second half of 2007.

The Andara PLUS System includes the application of a neurotrophic factor, such as inosine, to the area of injury. The Andara PLUS System is currently being tested in preclinical studies and is being developed to allow for the treatment of spinal cord injuries that occurred more than 18 days prior to treatment.

BrainGate System:

The BrainGate System is a proprietary, investigational brain-computer interface that consists of an internal sensor to detect brain cell activity and external processors that convert these brain signals into a computer-mediated output under the person's own control. The sensor is a tiny silicon chip about the size of a baby aspirin with one hundred electrodes, each thinner than a hair, that detect the electrical activity of neurons. The sensor is implanted on the surface of the area of the brain responsible for movement, the primary motor cortex. In the pilot trial version of the product, a small wire connects the sensor to a pedestal which is mounted on the skull, extending through the scalp. An external cable connects the pedestal to a cart containing computers, signal processors and monitors that enable the study operators to determine how well a study participant can control his neural output. The ultimate goal of the BrainGate System development program is to create a safe, effective and unobtrusive universal operating system that will allow physically disabled people to quickly and reliably control, using their thoughts, a wide range of devices, including computers, assistive technologies and devices to control their own limbs.

In primates, the neurons in the motor cortex of the brain send their instructions to the spinal cord, which in turn drives muscles. The BrainGate System is designed to bypass this natural output path (which is interrupted in paralyzed patients) based on pre-clinical findings that the neural signals that control movement can be interpreted by a computer and provide an alternate “neural pathway” as long as brain function is intact and the brain is able to generate neural signals. The generated signals may be used to operate a computer or other devices that can be controlled by computers, such as robotic devices or muscle stimulation systems, which may eventually allow paralyzed individuals to control the movement of paralyzed limbs or to communicate. The BrainGate System includes a brain interface (a chronic passive sensor assembly which is implanted on the surface of the brain), external hardware, and signal processing and decoding software that produces an output signal that is designed to be used as a computer control input, much like a computer keyboard and mouse. The sensor assembly is designed to operate by detecting the activity of neurons in the primary motor area of the cerebral cortex of the brain, where voluntary movement output is generated. External hardware and software components are designed to process the brain's activity (signals) into a predication of desired movement and/or discrete switches. The predicated movement may be represented by cursor motion and keystrokes on a computer screen.

We are designing and developing the BrainGate System with the intention of eventually enabling those with quadriplegia to recover a host of abilities that normally rely on the hands, through a direct connection to the brain. Key elements of the product strategy include:

·	no reliance on muscles;

·	ability to sense patient intentions in order to limit caregiver interaction;

·	fast, reliable control of a personal computer as a means to gain independence and to control the person's environment; and

·	neural output signal modes patterned after a personal computer mouse and keyboard.

We expect that people using the BrainGate System would employ a personal computer as a gateway to a range of self-directed activities. These activities may extend beyond typical computer functions such as communication to include the control of objects in their environment, such as televisions and lights, robotics, mobility devices (like wheelchairs), or potentially external or implanted medical devices such as stimulator systems that might provide an individual with the ability to move his or her limbs or control the function of his or her bowel or bladder.

Using the initial results of our pilot trial program, we have begun development of the next-generation BrainGate System software designed to minimize the involvement of a Company-trained technician in the setup and operation of the system. This next-generation software also is intended to provide the user with a basic set of applications that can be controlled with the BrainGate System.

We have initiated development of a completely implantable sensor and signal transmission system for long-term use that can be operated by the user outside of the hospital setting. This ambulatory monitoring system is expected to combine elements from the original BrainGate System with a proprietary chip contained inside a small, fully implantable case to amplify and digitize neural signals inside the body. The digitized information would then be transmitted to the external environment using short-range telemetry without the need for a connector that penetrates through the skin. This device would also receive power from an external source through short-range wireless transmission.

NeuroPort™ System:

The NeuroPort™ System is a medical device intended for temporary (less than 30 days) recording and monitoring of brain electrical activity. The NeuroPort™ System consists of two parts, the NeuroPort Electrode array and the NeuroPort Neural Signal Processor (NSP). The NeuroPort™ Array consists of 100 electrodes and is implanted on the surface of the brain. The NeuroPort NSP records high resolution signals and provides physicians with the tools to analyze them. Unlike lower resolution signals such as electrocorticography (ECoG) and electroencephalography (EEG), which offer a summation of neural activity, the NeuroPort™ System is designed to provide a neurosurgeon, neurologist or clinical neurophysiologist with the means to record, monitor and analyze detailed electrical activity from individual neurons in the cortex of the brain.

Research and Development Activities. We incurred research and development costs of $6,694,000 and $5,587,000 in the years ended December 31, 2006 and 2005, respectively. During 2005, we completed validation of engineering and manufacturing of the NeuroPort™ System including final product development and the completion of various clinical production facilities modifications. Additionally, we expanded our BrainGate pilot trial and initiated a second trial for participants diagnosed with ALS or other motor neuron diseases (“ALS trial”). As a result, we added additional sites to conduct the clinical trials and recruited additional participants in the trials. We also continued to develop software and hardware products for the BrainGate System. During 2006 our research and development activities principally related to (i) performing the tasks necessary to file a Humanitarian Device Exemption to obtain regulatory approval for the Andara System; (ii) the pilot clinical trial of the BrainGate System: and (iii) the development of the NeuroPort System. A significant portion of this spending consisted of outside non-recurring engineering for the Andara OFS System and, to a lesser extent, the BrainGate System.

 Availability of Materials. The materials that we use in our operations are readily available from multiple suppliers.

Customers. The research products business depends on sales of special purpose research equipment to a limited number of neuroscience researchers. The number of researchers who have sufficient funding to purchase equipment in a given year is limited and is dependent on the level of government grant funding.

Market Opportunity. It is estimated that there are approximately 11,000 spinal cord injuries in the United States each year. In September 2006, the FDA granted Humanitarian Device Designation for the Andara™ OFS™ System. The basis for this designation is the lack of alternative treatments and the anticipation that the Andara System would be restricted in its use to patients with the most severe spinal compression, a population estimated to be 3,500 patients annually in the US. If we are successful in developing the Andara PLUS System, we believe that the market for the Andara System will include some portion of the estimated 250,000 people who already have spinal cord injuries in the US. Spinal cord injuries are treated acutely at approximately 400 major teaching hospitals and trauma centers. After stabilization and treatment in the acute setting, spinal cord injury patients are transferred to rehabilitation hospitals.

It is also our goal to also develop a version of the Andara System to treat acute injuries to the peripheral nerves. Independent market research indicates that there are approximately 350,000 serious peripheral nerve injuries per year in the US for which the extent and location of the nerve damage caused by such injuries are immediately apparent and might be best treated by device therapy.

Our first-generation BrainGate System is designed to restore some functionality for a limited, immobile group of severely motor-impaired patients who suffer from spinal cord injury, severe stroke, muscular dystrophy and motor neuron disease such as ALS. A further developed BrainGate System also could potentially provide an individual with the ability to control medical devices such as those that control user mobility and limb movement, such as wheelchairs or Functional Electrical Stimulation (“FES”) systems for patient-control of their own limbs, as well as devices that control bladder and bowel movements. If the results of our development program and clinical trials are positive, we anticipate that we will seek initial approval from the FDA of the BrainGate System for a limited category of indications and patients through a Humanitarian Device Exemption (“HDE”). After initial regulatory approval, we may need to complete additional clinical testing and request supplemental approvals for additional indications and broader marketing claims. Subsequent approvals for additional indications and patient populations via the PMA regulatory process may be required. If we obtain approval of the BrainGate System in this manner, the FDA may initially impose restrictions on use of the BrainGate System. Nevertheless, we believe that this phased approach would permit us to obtain initial marketing approval for the BrainGate System more quickly than if we were to seek a broader approval from the outset.

The NeuroPort™ System is designed for acute or sub-chronic in-patient applications. Our immediate opportunity is to target indications in which the cortex of the brain is already exposed. Each year in the United States, nearly 250,000 invasive brain monitoring procedures are performed. We are currently focused on generating proof of the clinical utility of the NeuroPort System in procedures in which brain mapping and surgical removal of tissue is performed to treat epilepsy. We estimate that fewer than 10,000 such procedures occur each year. It is anticipated that the NeuroPort™ System will initially be used in conjunction with lower resolution means of monitoring brain activity (ECoG, EEG). In addition to an invasive brain monitor, the NeuroPort™ System may be used by physicians who seek to develop new neuromonitoring techniques to study neurological diseases and disorders. If successful, such research may ultimately lead to enhanced diagnostics and therapeutics for movement disorders, psychological disorders, chronic pain, vision loss and hearing disorders.

In March 2005, we received 510(k) clearances for our NeuroPort™ System.  The Andara™ OFS™ System may receive regulatory approval later this year through an HDE. To date, none of our other clinical products has received regulatory approval for sale anywhere in the world and none will be commercially available for several years, if ever.

Competition. We have many potential competitors, including academic labs, large public corporations and small venture-funded companies. Certain large academic groups working in the area of reading and interpreting neural signals for the purpose of controlling external devices have demonstrated additional proof of concepts.

Although we are not aware of any products similar to our Andara™ OFS™ System that are designed to restore function by regenerating neural tissue, several growth factors are in early stage clinical trials as treatments for spinal cord injury. Also, though neural stem cell-based technologies have recently entered into clinical trials, to our knowledge, there are currently no potential near-term applications of stem cell technology for application in spinal cord injury currently in clinical trials.

One potential competitor for the BrainGate System, Neural Signals, Inc., has implanted several long-term dual electrode sensors in quadriplegic patients under an Investigational Device Exemption (“IDE”) and has claimed that these patients can achieve neural control. This device is not yet commercially available. Our BrainGate System also faces competition from non-invasive solutions for assisting quadriplegics that are based on technologies such as voice recognition, EEG monitoring and eye-movement interpretation. In addition, other competitors offer a wide variety of devices to treat neurological conditions. We believe that our primary competitive advantage is the potential to directly monitor cortical cells in a repeatable, reliable manner. Currently, most potential competitors sell devices that provide stimulation features only. We may pursue opportunities to partner with those companies.

Intellectual Property. We have developed and are continuing to expand a broad intellectual property portfolio. Early in our history, we obtained an exclusive license from Emory University for a broad patent covering a system that achieves a brain-machine interface by processing multicellular brain signals. This exclusive license expires on the later of (i) the tenth anniversary of the first commercial sale of the first licensed product to achieve commercial sales and (ii) the expiration of the last valid claim upon the patents. Pursuant to the license agreement, we are obligated to pay royalties equal to 3% of the first $17 million of net sales of licensed products and 1% of net sales of licensed products exceeding $17 million within the same year. The annual royalties payable may be reduced by 50% of any royalties payable to third parties by us or our affiliates or sublicensees on the same net sales, provided that not less than 1% of net sales of licensed products is paid to Emory in any given year. During 2006, we made our first $75,000 annual minimum royalty payment to Emory. These minimum royalties may be applied against the running royalties payable in the same period. We have also obtained exclusive licenses from the University of Utah for patents covering our electrode array technology and the insertion mechanism used in the surgical placement of the array. These exclusive licenses expire when the patents expire in 2010 and 2011, respectively. Pursuant to the University of Utah license agreement, we are obligated to pay royalties of 2.5% of net sales of products incorporating the licensed technology.

In September 2005, we signed a collaborative research and licensing agreement with Brown University. This agreement provides that we will allow specific researchers at Brown University to access certain human clinical data obtained through our research and development programs. In exchange for this access, Brown has granted us the rights to a range of options to exclusive worldwide licenses for any proprietary inventions derived from the work done by the researchers based upon our data.

In connection with the acquisition of Andara in February 2006, we became the licensee of an exclusive, sublicenseable, royalty bearing license with Purdue Research Foundation (“PRF”) for the development and commercialization of the PRF technology pertaining to the Andara™ OFS™ system and the Andara™ OFS Plus™ system, and a series of neurotrophic and other drugs to be utilized with the Andara OFS™ system or on their own. We agreed to pay royalties to PRF based upon gross receipts generated from the various licensed products. The OFS Plus™ technology is co-licensed from Indiana University Research and Technology Corporation (“IURT”). We have not yet generated any gross receipts related to the PRF technology. We agreed to pay a 3% royalty on product sales of the Andara™ OFS™ system and a 6% royalty on product sales of the Andara™ OFS Plus™ system. We may reduce, by up to 50%, the royalties due to PRF by the royalties paid to third parties provided the reductions do not exceed 50% during any given annual reporting period. We not required to make any milestone payments related to the Andara™ OFS™ system and Andara™ OFS Plus™ system. For the remaining licensed products, we are obligated to make up to four milestone payments to PRF for each product; one at the completion of each clinical trial phase I, II and III, respectively and one at the time of the product launch. The milestone payments range from $30,000 due at completion of clinical trial phase I to $1,500,000 due at the time of product launch. Such payments vary in scale depending on potential market size of the product. We are also obligated to make annual maintenance payments to PRF of $100,000 beginning in 2009, $250,000 in 2010 through 2012 and $500,000 in 2013 and beyond. These maintenance payments may be credited against any royalties or other payments due to PRF during the same annual period. This license agreement will terminate at the later of either the expiration of the last valid claim upon the patents or the tenth-year anniversary of the first commercial shipment of a licensed product.

Also in connection with the acquisition of Andara, we became the licensee of an exclusive sublicenseable license with Indiana University Research and Technology Corporation (“IURT”) for the development and commercialization of the IURT technology pertaining to the OFS System and OFS device with a series of neurotrophic and other drugs to be utilized with the OFS System or on their own.

In September 2005, we shipped our first custom NeuroPort™ unit. In March 2006, we signed a collaborative research agreement with Columbia University Medical Center (Columbia) to evaluate the utility of the NeuroPort™ System in identifying abnormal human brain processes, such as those commonly associated with epileptic seizures and Parkinson's disease, as well as many other neurological diseases. At Columbia, the collaborative effort is led by Ron G. Emerson, M.D. As part of the agreement, we have an option to license any inventions derived from the research collaboration.

Government Regulation.

The following presents a general description of the way medical devices are regulated by the Food and Drug Administration (FDA). Cyberkinetics intends market its Andara nerve growth stimulator by way of a humanitarian device exemption, or HDE. A description of this particular method of obtaining clearance is provided in section number 7.

1. Extensive governmental regulations

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act, or the FDC Act, and require pre-market clearance, unless exempt, or PMA prior to commercial distribution. In addition, certain material changes or modifications to medical devices are also subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, and distribution of medical devices in the United States. Noncompliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal of approvals, total or partial suspension of production, banning devices or imposing restrictions on sale, distribution or use, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the purchase price of any device manufactured or distributed that presents an unreasonable health risk.

2. The 510(k)

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a pre-market notification, or 510(k), submission, unless exempt, or approval of a PMA. Medical devices are classified into one of three classes on the basis of the level of control deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least regulatory control (general controls), and generally are exempt from the 510(k) requirement. Devices that cannot be classified as Class I because the general controls are insufficient to provide reasonable assurance of safety and effectiveness, and for which there is sufficient information to establish special controls (e.g., performance standards or guidelines) are Class II devices. Class II devices, unless exempt, can be marketed with a cleared 510(k). Specifically, if a medical device manufacturer can establish that a device is “substantially equivalent” to a legally marketed Class I or Class II device, or to a Class III device for which the FDA does not require an approved PMA, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k). The 510(k) needs to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA charges a fee for 510(k) reviews unless an exemption or waiver applies. The 510(k) must be submitted 90 days before the marketing of the device. The FDA will issue an order determining that the device is substantially equivalent or not substantially equivalent, or may request additional information. There can be no assurance that the FDA review process will not involve delays or that such clearance will be granted on a timely basis, if at all.

3. Class III Devices - Stringent Regulations

The FDA places devices in Class III if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness, and the devices are life-sustaining or life-supporting, or of substantial importance in preventing the impairment of human health, or present a potential, unreasonable risk of illness or injury. Most Class III devices require clinical testing to ensure safety and effectiveness, and an approved PMA, prior to marketing and distribution. Class III devices that require an approved PMA to be marketed are devices that were regulated as new drugs prior to May 28, 1976 (transitional devices), devices not found substantially equivalent to devices marketed prior to May 28, 1976, and Class III pre-amendment devices which were introduced into the U.S. market before May 28, 1976 and which by regulation require a PMA. Pre-amendment devices are classified automatically by statute into Class III without any FDA rulemaking process, and may be marketed with a 510(k) until the FDA issues a final classification regulation requiring the submission of a PMA. The FDA is directed by statute to either down-classify pre-amendment Class III devices to Class I or II, or to publish a classification regulation retaining the device in Class III. In reclassifying these devices, the FDA considers data, including adverse safety and effectiveness information, submitted by manufacturers of pre-amendment Class III devices for which no final regulation has been issued. If the FDA calls for a PMA for a pre-amendment Class III device, a PMA must be submitted for the device even if it has already received 510(k) clearance. If the FDA down-classifies a pre-amendment Class III device to Class I or Class II, a PMA application is not required. Post-amendment Class III devices that are substantially equivalent to pre-amendment Class III devices, and for which a regulation calling for an approved PMA has not been published, can be marketed with a 510(k). A PMA application must be supported by extensive data, including preclinical and clinical trial data, to prove the safety and effectiveness of the device. The FDA charges a fee for PMA reviews unless an exemption or waiver applies. The Medical Device User Fee and Modernization Act of 2002 (MDUFMA) codified the FDA’s modular review approach, whereby applicants are allowed to submit discrete sections of the PMA for review after completion. Under the FDC Act, the FDA must review PMAs within 180 days.

4. Exemptions that allow companies to conduct trials

If human clinical trials of a device are required, and if the device presents a “significant risk”, the manufacturer of the device is required to file an IDE application with the FDA prior to commencing clinical trials. The IDE application must be supported by data, typically the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. Sponsors of clinical trials may charge for an investigational device provided that such costs do not exceed the amount necessary to recover the costs of manufacture, research, development and handling of the investigational device. The clinical trials must be conducted under the auspices of an independent Internal Review Board (“IRB”) established pursuant to FDA regulations. If one or more IRBs determine that a clinical trial involves a “nonsignificant risk” device, the investigation is considered to have an approved IDE if certain conditions are met, including, for example, IRB approval of the investigation and compliance with informed consent requirements. The sponsor of a study involving a nonsignificant risk device does not need to obtain FDA approval of an IDE application before beginning the study.

5. Requirements once devices are on the market

After approval or clearance of a device, numerous regulatory requirements apply. These include establishment registration and device listing as well as requirements relating to labeling and corrections and removals reporting. The FDA also requires that all device manufacturers comply with the Quality System Regulation, or QSR. Under the QSR, manufacturers must comply with various control requirements pertaining to all aspects of the manufacturing process, including requirements for design and processing controls, packaging, storage, labeling, and recordkeeping, including maintaining complaint files. The FDA enforces these requirements through periodic inspections of the medical device manufacturing facilities.

6. The reporting of problems

Under the Medical Device Reporting regulation, manufacturers or importers must inform the FDA whenever information reasonably suggests that one of their devices may have caused or contributed to a death or serious injury, or has malfunctioned, and, if the malfunction were to recur, the device would be likely to cause or contribute to a death or serious injury. These reports are publicly available and, therefore, can become a basis for private tort suits, including class actions.

7. Humanitarian Device Exemptions for devices serving small populations

With the passage of the Safe Medical Devices Act of 1990, Congress sought to improve the framework to regulate medical devices. Congress recognized that for diseases and conditions affecting small populations, a device manufacturer’s research and development costs could exceed its market returns, thereby making development of such devices unattractive. The HDE regulations were created to provide an incentive for development of devices to be used in the treatment of diseases or conditions affecting small numbers of patients. Under the HDE regulations, medical devices that provide safe treatment and that are intended to treat and diagnose conditions that affect fewer than 4,000 individuals in the United States per year, may be approved on more limited clinical experience than that required for a PMA. The HDE application is exempt from the effectiveness requirement of a PMA, and the FDA reviews it within 75 days of receipt of the application. One of the criteria that must be satisfied in order for a device to obtain marketing approval under the HDE regulation is that there is no comparable device, other than another Humanitarian Use Device, or HUD, approved under the HDE regulation, or a device being studied under an approved IDE, available to treat or diagnose the disease or condition.

8. Changes may occur

From time to time, legislation is drafted and introduced in Congress that could significantly affect the statutory provisions governing the approval, manufacture, and marketing of medical devices in the U.S. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect business operations and/or products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance, or interpretations will be changed, and what the impact of such changes, if any, may be.

9. Overseas regulations in brief

The current regulatory environment in Europe for medical devices differs from that in the United States. Countries in the European Union, or EU, have promulgated rules, which provide that medical products may not be marketed and sold commercially in the countries in the European Economic Area unless they receive a CE Mark.

Clinical Trials.

Andara System. Cyberkinetics acquired Andara™ Life Science, Inc. in February 2006. Prior to that, a number of studies of the Andara™ OFS™ System were conducted in cell culture, as well as in small and large animal species. Outcomes measurements from the preclinical studies included histology, electrical conductance and function. After completion of two randomized, sham surgery trials in 58 naturally injured dogs, a Phase Ia study was undertaken. All participants in the trial were diagnosed with spinal cord injuries that were clinically “complete” – that is, these patients had no sensation or movement below the level of their injury. The results of the first 10 patients in the Phase Ia Investigational Device Exemption (IDE) trial were published in the January 2005 issue of the Journal of Neurosurgery: Spine. An additional four patients were eventually enrolled in the trial.

One patient of the 14 developed a superficial wound infection on explantation and was treated with IV antibiotics. The infection resolved with no sequelae. This represents an infection rate of 3.6% which compares favorably to infection rates normally seen in other implantable devices. To assess efficacy of the Andara™ OFS™ System, neurological assessments were made using the American Spinal Injury Association (ASIA) Standard Neurological Classification of Spinal Cord Injury published in 1992. Neurological assessments were made at four time periods: baseline (prior to implant), 6 weeks, 6 months, and 12 months. Neurological assessments consisted of tests for sensory function (pin prick scores and light touch scores) and motor function (motor scores). Statistically significant improvements were observed in both assessments of sensory function and motor function when baseline scores were compared to one year results. These results appeared to compare favorably to previously published reports of the limited amount of spontaneous improvement in spinal cord injury patients.

BrainGate System: We have received an IDE from the FDA to conduct a pilot clinical trial of the BrainGate System. The FDA approval of our IDE application, and the IRB approvals (at the individual institutions where the clinical trials will be performed) of the clinical protocol and related materials, allow clinical trials to begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect such plan's scientific soundness or the rights, safety or welfare of human subjects. We currently have two pilot clinical studies currently involving the BrainGate System. The first trial is for those with quadriplegia due to spinal cord injury, stroke or muscular dystrophy (“SCI trial”); and the second is for those diagnosed with ALS or other motor neuron diseases (“ALS trial”). The trials are designed to demonstrate both the safety and the feasibility of a thought-based interface with a personal computer for those patients who cannot use their hands to operate a keyboard and mouse. More specifically, the study is designed to test and support three successive objectives:

·	demonstrate that the BrainGate System is able to detect neural signals from the motor cortex during the duration of the study;

·
demonstrate that those with quadriplegia are able to modulate the activity of their motor cortex and that the BrainGate System can use those neural signals to give the patient control of a cursor on a computer using patient thought; and

·	assess the patient's ability to use the BrainGate System to perform tasks similar to those required to operate a personal computer.

According to the trial protocol, the Company may enroll up to five patients in each pilot. Each participant in the trial will be evaluated for a period of up to 12 months. Following completion of the pilot clinical trial, we intend to conduct additional trials to support FDA clearance of our products.

To date, the Company has enrolled four participants in the two pilot clinical trials, including three in the SCI trial and one in the ALS trial. Although the performance of the system is variable, results to date suggest that for all four participants the BrainGate device was capable of recovering the targeted neural signals; that participants were able to modulate those signals by thinking about movements despite their severe paralysis, that the BrainGate system could use these imagined movements to give the participants control of a computer, and that the participants could use the BrainGate controlled computer to perform useful tasks. Significant additional clinical studies must be completed before we can apply to the FDA for permission to make specific safety and efficacy claims related to the BrainGate System.

Employees. At December 31, 2006, we employed 38 full-time employees. We believe that our relationship with our employees is good.

ITEM 2.	DESCRIPTION OF PROPERTIES

Facilities

We lease approximately 6,169 square feet of space in Foxborough, Massachusetts and 11,225 square feet of space in Salt Lake City, Utah. This space is adequate for our purposes for at least the next 12 months. The Foxborough, Massachusetts, lease expires on May 31, 2008 and we have an option to renew the lease for one additional five year period. The lease on our engineering and manufacturing facility in Salt Lake City, Utah, expires on November 30, 2009 and we have an option to renew the lease at the end of the initial lease term for one additional five year period.

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

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2006.

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

	High	Low
Fiscal Year Ended 2006
Fourth Quarter	$1.62	$1.15
Third Quarter	$1.80	$1.30
Second Quarter	$1.50	$1.03
First Quarter	$1.83	$1.26

Fiscal Year Ended 2005
Fourth Quarter	$1.90	$1.20
Third Quarter	$2.65	$1.30
Second Quarter	$3.55	$1.20
First Quarter	$5.00	$1.95

Fiscal Year Ended 2004
Fourth Quarter	$8.00	$2.50

At March 29, 2007, there were approximately 130 holders of record of our common stock and no holders of record of our preferred stock. The closing sales price of our common stock on March 29, 2007 was $0.89 per share, as reported on the Over-The-Counter Bulletin Board.

Dividend Policy

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business. We do not expect to pay any cash dividends in the foreseeable future. Any decision to pay cash dividends on our common stock will be made by the members of our Board of Directors, in their discretion, and will depend on our financial position, operating results, capital requirements and other factors that the Board of Directors considers significant.

Equity Compensation Plans

Refer to Item 11 below for information with respect to our equity compensation plans.

Additional Information

Copies of our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov . All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Overview

Cyberkinetics. Cyberkinetics Neurotechnology Systems, Inc. is a medical device company focused on developing products to treat neurological diseases, and injuries involving the spinal cord and peripheral nerves. Specifically the company has (i) electrical stimulation technologies for nerve growth; and (ii) neural implants combined with signal processing apparatus that access and interact with the cerebral cortex and motor cortex at the level of individual cells. Our product pipeline currently includes: the Andara™ OFS System which has received a Humanitarian Use Device designation and is intended to restore function by regenerating nerve tissue damaged in spinal cord injury, the BrainGate System, currently in clinical evaluation, which is intended to allow a disabled person to control a computer using thought alone, and the NeuroPort TM System, which is a 510(k)-cleared entry in the market for invasive neurosurgical monitoring. Our strategy is to leverage our core proprietary technologies to establish ourselves as a leader in the field of neurotechnology. We also manufacture and market a line of neural recording arrays and data acquisition systems to researchers for use in preclinical studies.

We have a limited history of operations and through December 31, 2006, we have generated limited revenues from product sales. We have also generated revenue from grant income. The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the Andara™ OFS System and BrainGate and NeuroPort™ Systems.

We have been unprofitable since our inception in May 2001 and we expect to incur substantial additional operating losses for at least the foreseeable future as we continue to expand our product development activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial performance are not necessarily indicative of our future operating results. We have incurred substantial net losses since inception. As of December 31, 2006, our accumulated deficit was $34,275,000. We expect to incur substantial losses for the next several years as we:

·	continue to develop the Andara™ OFS System, the BrainGate System and the NeuroPort™ System;

·	continue to enroll new patients in our clinical studies;

·	develop and commercialize our product candidates, if any, that receive regulatory approval;

·	continue to expand our research and development programs;

·	acquire or in-license products, technologies or businesses that are complementary to our own; and

·	increase our general and administrative expenses related to operating as a public company.

We have financed our operations primarily through private placements of equity securities, funding through capital lease and debt facilities, as well as, to a much more limited extent, through revenue from product sales and sponsored research. Our business is subject to significant risks, including, but not limited to, the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing intellectual property rights. Accordingly, our activities to date are not as broad in depth or in scope as the activities we may undertake in the future, and our operating results or financial position or our ability to operate profitably as a commercial enterprise are not indicative of our future operating results.

Cyberkinetics became a publicly traded entity by a method known as a reverse merger. We were originally incorporated in the State of Nevada on February 6, 2002 as Trafalgar Ventures Inc. (“Trafalgar”). On July 23, 2004, Trafalgar, certain stockholders of Trafalgar, Trafalgar Acquisition Corporation, a Nevada corporation (“Merger Sub”), and Cyberkinetics, Inc., a privately-held Delaware corporation (“Cyberkinetics”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Trafalgar, through its wholly-owned subsidiary, Merger Sub, agreed to acquire Cyberkinetics in exchange for shares of Trafalgar's common stock (the “Merger”). The Merger closed on October 7, 2004. Immediately upon closing, Trafalgar effected a reincorporation from the State of Nevada to the State of Delaware and a corporate name change to “Cyberkinetics Neurotechnology Systems, Inc.” Until the effective time of the Merger with Cyberkinetics, we were in the business of mineral exploration, but had not generated revenues from operations. Post-merger, we ceased all operations in the mineral exploration industry and now we operate as the parent company of Cyberkinetics.

In February 2006, we acquired Andara™ Life Science, Inc. (“Andara™”), an Indiana corporation, through the merger of a wholly owned subsidiary of Cyberkinetics with and into Andara™ (the “Andara™ Merger”). Prior to its acquisition by us, Andara™ was a privately held company engaged in the development of a portfolio of programs related to the repair and regeneration of neural tissues, which were developed at the Center for Paralysis Research at Purdue University.

Andara™ was acquired pursuant to the terms and conditions of an Agreement and Plan of Merger dated February 14, 2006 (the “Andara™ Merger Agreement”), among the Company, Andara™ and Andara™ Acquisition Corp.(“Acquisition”), a wholly-owned subsidiary of the Company, on the filing of a Certificate of Merger in the State of Delaware and Articles of Merger in the State of Indiana. Acquisition merged with and into Andara™ and all of the issued and outstanding capital stock of Andara™ was exchanged for an aggregate of 3,029,801 shares of the common stock, $0.001 par value per share (“Common Stock”) of the Company, of which 993,377 shares of Common Stock were issued pursuant to a restricted stock award and subject to forfeiture (the “Restricted Stock”). As a result of the Andara™ Merger, Andara™ became a wholly-owned subsidiary of the Company. The Restricted Stock is subject to forfeiture if certain specific milestones are not achieved by the surviving corporation within thirty-six (36) months of the Andara™ Merger.

Research and Development. Our research and development activities have been primarily focused on the development of the Andara™ OFS System, the BrainGate System and the NeuroPort™ System. Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, fees paid to engineering consultants, non-cash stock compensation expense, costs associated with the clinical trials of our product candidates, supplies and materials, depreciation and facility costs. We charge all research and development expenses to operations as they are incurred.

During 2006 our research and development activities principally related to obtaining regulatory approval for the Andara™ OFS System, and to a lesser extent the pilot clinical trial of the BrainGate System and the development of the NeuroPort™ System. A significant portion of this spending consisted of outside consulting services for the Andara™ OFS System and, to a lesser extent, the BrainGate System.

In the future, our rate of spending is likely to increase as we develop the portfolio of products recently acquired from Andara. These products include the proprietary Andara™ Oscillating Field Stimulator, which we are preparing to launch in 2007 if we receive FDA clearance. The rate of spending on the BrainGate System is also likely to increase as additional clinical trials are performed. The initial version of the BrainGate System is not expected to be commercially launched for at least several years, if at all. We have also initiated development of a completely implantable sensor and signal transmission system for long-term use that can be operated by the user outside of the hospital setting which will take longer to develop and is expected to be launched after the initial version of the BrainGate System. We may also commence a pilot clinical trial on the Andara™ OFS PLUS System in 2008. While we cannot estimate with any certainty the time required for commercial approval of the BrainGate System or the Andara OFS System, we expect that we will need to raise substantial additional capital in order to reach breakeven from the sales of advanced neurological products.

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

Results of Operations

The following table sets forth certain statement of operations data for the periods indicated:

	Year ended December 31,
	2006	2005
Consolidated Statement of Operations Data:
Product sales	$1,037,000	$779,000
Grant income	643,000	280,000
Total revenues	1,680,000	1,059,000
Operating expenses	13,788,000	10,156,000
Operating loss	(12,108,000)	(9,097,000)
Other income (expense), net	(170,000)	(229,000)
Net loss	(12,278,000)	(9,326,000)

Years Ended December 31, 2006 and 2005

Revenues

Product Sales and Gross Margin.  Since the Company’s inception in May 2001, our business focus has been on the development of our advanced neurological products, such as the NeuroPort tm and BrainGate tm Systems and, in 2006, the Andara™ OFS™ Therapy. We also sell our Research Products line of neural recording arrays and data acquisition systems to neuroscience researchers. We expect that our sales from Research Products will continue to be limited and continue to fluctuate. For the year ended December 31, 2006, overall product sales, increased $258,000 to $1,037,000 from $779,000 for the year ended December 31, 2005. The increase in sales was principally related to an increase in the number of units sold. The gross margin on product sales was approximately 63% and 76% for the year ended December 31, 2006 and 2005, respectively. The decrease in gross margin for the year end ended December 31, 2006 is principally a result of the mix of products sold, a custom Neuroport TM unit sold during the third quarter of 2005, deferred revenue recognized during the first quarter of 2005 and, to a lesser extent, a decrease in the average selling price of products sold. Because the custom Neuroport TM unit sold during 2005 was still under development, certain costs which normally would have been charged to cost of sales were expensed as incurred to research and development. Additionally, the Company recognized $60,000 of revenue during 2005 that had previously been deferred. The costs associated with $60,000 of deferred revenue were recognized at the time the sale was made in 2003.

For the years ended December 31, 2006 and 2005, customers to whom sales exceeded 10% of each year’s respective total product sales were as follows:

Customer	2006	2005
United Scientific USA, Inc.	15%	10%
Alpha Omega	13	—
University of Utah	12	—
California Institute of Technology	11	—
Stanford University	3	15
KU Leuven	1	13
UNUM	—	26

Grants.  Revenue from grants increased $363,000 to $643,000 for the year ended December 31, 2006, from $280,000 for the year ended December 31, 2005. The increase in grant revenue is primarily due to income from our subcontract with Case Western Reserve University (Case). We were awarded this subcontract in October 2005 under a grant issued to Case by the National Center for Medical Rehabilitation Research (NCMRR), a component of the National Institute of Child Health and Human Development (NICHD). The subcontract provides us, in conjunction with other collaborators, with the financial resources to support the joint development of a neuroprosthetic system capable of restoring partial arm and hand function to individuals with extensive paralysis due to high cervical spinal cord injury. We are scheduled to receive up to $2.3 million from the subcontract over the five-year period covered by the grant. There can be no assurance, however, that we will receive the full $2.3 million potentially available under this subcontract. We finalized the subcontract with Case on March 31, 2006 and recognized revenue during the year ended December 31, 2006 related to services performed from September 2005, the initial period covered by the subcontract, through December 31, 2006.

A portion of the grant revenue for the year ended December 31, 2006 and all of the grant revenue for the year ended December 31, 2005 consists of income from research grants obtained from the U.S. government through the Small Business Innovative Research (SBIR) program. As of the end of 2006, we have completed all of our remaining SBIR grants. We no longer submit SBIR grant applications because of uncertainties concerning the availability of these types of grants to public companies.

Expenses

Research and Development.  Research and development expenses increased $1,107,000 to $6,694,000 for the year ended December 31, 2006 from $5,587,000 for the year ended December 31, 2005. The increase was principally due to a $1,367,000 increase in outside consulting services primarily associated with completing the clinical trial, finalizing the manufacturing design and process and preparing the FDA submission for the Andara™ OFS™ system. Research and development expense for 2006 also included $212,000 of amortization expense related to intangible assets recorded in connection with the acquisition of Andara in February 2006. These increases were partially offset by a decrease of $472,000 in spending primarily related to the Neuroport™ system development and other operating expenses.

Sales and Marketing.  Sales and marketing expenses increased $543,000 to $874,000 for the year ended December 31, 2006, from $331,000 for the year ended December 31, 2005. The increase is the result of $306,000 in compensation expenses related primarily to developing a commercial organization to prepare for the launch of the Andara™ OFS™ System and, to a lesser extent, for sales of the Neuroport TM System. These compensation expenses included the hiring of our Vice President of Sales and Marketing at the end of the first quarter of 2006. The increase is also due to $111,000 of outside consulting services used in connection with the Andara™ OFS System, increased travel and entertainment of $53,000 related to on-going sales efforts for our Research Products, the NeuroPort program and initial marketing efforts in connection with the anticipated launch of Andara™ OFS System as well as an increase of $50,000 in stock-based compensation expense related to the adoption of SFAS 123R.

General and Administrative.  General and administrative expenses increased $183,000 to $4,233,000 for the year ended December 31, 2006, from $4,050,000 for the year ended December 31, 2005. The increase is due to a $237,000 increase in stock-based compensation expense resulting primarily from the adoption of SFAS 123R and an increase in compensation expense for our existing and incremental general and administrative staff of $115,000, offset partially by a net decrease of $147,000 in legal, accounting and other public company costs, including investor relations costs.

Other Income and Expenses

Other Income (Expense), Net.  Interest income increased $240,000 to $418,000 for the year ended December 31, 2006, from $178,000 for the year ended December 31, 2005. The increase in interest income was primarily the result of higher average invested balances. Interest expense increased $181,000 to $587,000 for the year ended December 31, 2006 from $406,000 for the year ended December 31, 2005. The increase is related to higher average borrowings.

Net Loss

Net Loss.  Net loss increased by $2,952,000 to $12,278,000 for the year ended December 31, 2006, from $9,326,000 for the year ended December 31, 2005. The net loss included a charge of $1,602,000 for in-process research and development recorded in connection with the acquisition of Andara. The increase also reflects increased engineering, manufacturing and marketing efforts related to the anticipated launch of the Andara™ OFS System in 2007, the impact of the adoption of SFAS 123R and an increase in compensation related expenses, partially offset by increased revenues. Our net loss per common share decreased $0.09 per share to $0.42 per share for the year ended December 31, 2006 from $0.51 for the year ended December 31, 2005. The decrease in net loss per share was due to an increase in the net loss of $2,952,000 offset by the increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased by 10,974,000 to 29,361,000 for the year ended December 31, 2006 from 18,387,000 for the year ended December 31, 2005. Weighted-average common shares outstanding increased primarily as a result of the issuance of 8,337,000 and 9,836,000 shares in connection with private placements in October 2006 and September 2005, respectively, and the issuance of 2,036,000 unrestricted shares in connection with the acquisition of Andara Life Science, Inc.

Liquidity and Capital Resources

Since inception we have financed operations primarily through private placements of equity securities, and to a lesser extent through capital leases and other debt facilities, as well as through revenue from product sales and sponsored research. We received net proceeds of $34,550,000 from the private placements of equity securities through December 31, 2006. We also borrowed an additional $5,201,000 through December 31, 2006 under various debt facilities. As of December 31, 2006, we had $11,836,000 of cash and cash equivalents on hand.

Net cash used in operating activities was $8,786,000 for the year ended December 31, 2006. The primary use of cash was to fund our operating losses. The net loss for the year ended December 31, 2006 was $12,278,000. Included in this loss were non-cash expenses totaling $3,905,000 consisting of a charge for in-process research and development of $1,602,000, stock-based compensation expense of $1,713,000, depreciation and amortization expense of $496,000 and non cash interest expense of $94,000. The use of cash for operations included costs associated with preparing for the anticipated launch of the Andara™ OFS™ System, continued efforts on our other development programs, costs associated with the ongoing clinical trials of the BrainGate tm System and costs associated with operating as a public company. Working capital changes affecting our cash position include a use of cash of $463,000 to increase inventory and $220,000 resulting from higher prepaid expenses and other assets, offset partially by cash provided by a change in accounts receivable of $55,000 and a change in accounts payable and accrued expenses of $214,000.

Net cash used in investing activities was $396,000 for the year ended December 31, 2006. We used cash to purchase equipment to be used primarily for manufacturing and research and development activities and to upgrade and expand our operations in both our Salt Lake City, Utah and Foxborough, Massachusetts facilities. In connection with the acquisition of Andara, we used $187,000 primarily for legal and consulting costs associates with the transaction.

Net cash provided by financing activities was $9,671,000 for the year ended December 31, 2006. We received proceeds during 2006 through a private placement, loan agreement and equipment line of credit.

On October 15, 2006, we completed a private placement whereby we sold 8,337,000 shares of our common stock (the “Shares”) and issued warrants to purchase another 4,168,000 shares of our common stock to accredited investors. The Shares were issued at a purchase price of $1.20 per share pursuant to the terms of the Securities Purchase Agreement entered into by us and each of the investors, resulting in net proceeds, assuming no exercise of warrants issued, of $9,316,000. Each of the investors received a five-year warrant to purchase up to fifty percent (50%) of the number of shares purchased by such investor in the private placement at an exercise price per share of $1.40.

On December 27, 2005, we entered into a Loan and Master Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (the “Lender”). The Loan Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 was available immediately (“Tranche 1”) and the remaining $2,000,000 was available upon the achievement of certain milestones. Because we did not meet these milestones, the remaining $2,000,000 is no longer available to us. As a condition to borrowing any funds under Tranche 1, we were required to pay all amounts outstanding and due under an existing $3,000,000 line of credit with Silicon Valley Bank (the “Line of Credit”) and fully satisfy and discharge all liens, claims and encumbrances on our property and intellectual property arising from the Line of Credit. Upon the execution of the Loan Agreement, we issued to the Lender a warrant to purchase 71,301 shares of common stock at an exercise price of $1.40 per share.

On January 5, 2006, we paid $3,000,000, which represented all amounts due and owing, under the Line of Credit. On January 10, 2006, we borrowed $4,000,000 under Tranche 1 (the “Loan”). The Loan bears interest at 10.72% annually and only interest was payable for six months. Thereafter, the Loan is payable in thirty equal monthly payments of principal plus interest. If we fail to pay any obligation when due under the Loan, the Lender may declare that the Loan immediately due and payable. In connection with the execution of the Loan, we issued to the Lender a ten year warrant to purchase 55,944 shares of the common stock at an exercise price of $1.79 per share.

During 2006 we received proceeds from an existing capital lease line of $238,000 to finance a portion of our property and equipment purchases and we used approximately $304,000 to make payments under the capital lease line.

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

We expect to continue to incur significant negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing capital resources as of December 31, 2006 are sufficient to meet our operating expenses and capital requirements through at least December 2007. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of our existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell additional equity securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all. Without sufficient funds, we would be forced to delay, scale back or eliminate some of our research and development activities or delay the launch of our product candidates. If the Company is unable to raise sufficient additional financing we will not be able to continue our operations.

We may seek to increase our cash reserves by obtaining additional funding through public or private financing, including the placement of shares of preferred or common stock, collaborative arrangements with strategic partners, additional borrowing on our Loan or a combination.

Contractual Obligations

Below is a table setting forth contractual obligations (including interest payments as applicable) as of December 31, 2006:

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total
Operating Lease	$340,000	$435,000	$—	$—	$775,000
Capital Lease Obligations	336,000	258,000	17,000	—	611,000
Loan Obligations	1,831,000	1,984,000	—	—	3,815,000
Minimum Royalties	75,000	150,000	150,000	150,000	525,000
Total	$2,582,000	$2,827,000	$167,000	$150,000	$5,726,000

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

Dividends and Distributions

We have not paid any cash dividends to date. We intend to retain our future earnings, if any, and we do not anticipate paying cash dividends on either class of our stock in the foreseeable future.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Revenue Recognition.  We recognize revenue from product sales and research grants from the U.S. government through the Small Business Innovative Research (“SBIR”) program. Product sales consist of sales of our line of brain-computer interface equipment to universities and research hospitals involved in neurological research. Product sales are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition , when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred and collection is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which generally occurs at the time of shipment. Terms for customers are generally FOB shipping. The product operates without any custom configuration or installation. Product sales do not contain multiple elements. Following shipment, there are no customer acceptance requirements or installation obligations or continuing service requirements incumbent on us. Terms of product sales contain no contractual rights of return. In practice, we have not experienced or granted rights of return.

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

Accounts Receivable.  Accounts receivable represent amounts due from customers for goods shipped. We generally extend 30-day payment terms to our customers, and we do not require collateral. We periodically assess the collectibility of our receivables and establish reserves, as necessary, based on various considerations including customer credit history, payment patterns, and aging of accounts. Once management determines an account receivable is not collectible, the account is written off. We have not experienced significant collection problems to date. If our collection history or aging of accounts receivable deteriorates, we may have to record a charge to operations to establish an allowance for doubtful accounts.

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

Acquired In-Process Research and Development  During the first quarter of 2006, we recorded a charge of $1,602,000 related to the write-off of acquired in-process research and development, or IPR&D, related to the purchase of research and development obtained in the acquisition of Andara Life Science, Inc. The amount expensed as IPR&D represents the estimated fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use including the Andara OSF System and the Andara OFS PLUS system, which includes the use of neurotrophic growth factor. The estimated fair value of these projects was determined based on the use of a discounted cash flow model using a discount rate of 36%.

As of December 31, 2006, we estimated future research and development expenses of approximately $12,895,000 would be incurred to complete the Andara OFS and Andara OFS PLUS projects. These projects, which were in various stages of development, from preclinical through pilot clinical trials are, unless they have been discontinued, expected to reach completion at various dates ranging from 2007 through 2013.

 The major risks and uncertainties associated with the timely and successful completion of these projects are that we will not be able to confirm the safety and efficacy of the technology with data from clinical trials and that we will not be able to obtain necessary regulatory approvals. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

Stock-Based Compensation.  Prior to January 1, 2006, we accounted for stock-based awards issued to employees under our stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no compensation expense was recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. We elected to adopt, for periods prior to January 1, 2006, the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (collectively, SFAS 123) which used a fair value based method of accounting for share-based awards. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) using the modified prospective transition method. In conjunction with the adoption of SFAS 123R, we applied the principles of Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R.

SFAS 123R requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. We elected to determine the fair value of stock options using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized under SFAS 123. The use of the Black-Scholes valuation model requires us to make assumptions regarding the expected term of the option, the forfeiture rate and the volatility of the underlying stock.

On November 10, 2005, the FASB issued FASB Staff Position SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

We account for stock-based awards issued to non-employees in accordance with the provisions of SFAS 123R and EITF No. 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), under which compensation expense is generally computed and recognized over the vesting period of the award.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions accounted for under SFAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We do not believe the adoption of FIN 48 will have a material impact on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of SAB 108 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. We are currently evaluating the impact, if any, of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. We are currently evaluating the impact, if any, of adopting SFAS No. 159 on our financial position and results of operations.

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

Risks Related To Our Business

 We are dependent on outside funding and will need to raise additional funds in 2007. We will likely need to raise additional funds in the future. Additional funds may not be available at the times and in the amounts necessary. If we obtain additional financing, it may not be on acceptable terms. If we are unable to raise funds from outside sources for our continuing operations, we may be materially adversely affected

Based upon our current plans, we believe that our existing capital resources, including the proceeds from the private placement completed in October 2006, will be sufficient to meet our operating expenses and capital requirements through at least December 2007. But, we will need to seek additional funding in 2007.

Our capital requirements will depend on many factors, including:

·	the revenues generated by sales of products that we develop;1
·	the costs required to develop new products;1
·	the costs of conducting clinical trials and obtaining and maintaining FDA approval or clearance of our products;1
·	the costs associated with expanding our sales and marketing efforts;1
·	the expenses we incur in manufacturing and selling our products;1
·	the costs associated with any expansion of operations;
·	the costs associated with capital expenditures; and
·	the number and timing of any business acquisitions or other strategic transactions.

However, additional funding may not be available on favorable terms or at all. If adequate funds are not available, we may curtail operations significantly. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. If the Company is unable to raise sufficient additional financing we will not be able to continue our operations.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our products or continue our research and development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	continue and complete the clinical development of the AndaraTM OFS System, the BrainGate System and the NeuroPortTM System:
•	initiate and complete the clinical development of other products;
•	develop, license or acquire additional products;
•	launch and commercialize any products for which we receive regulatory approval; and
•	continue our research and development programs.

Many factors will affect our ability to develop our products as anticipated. We may be subject to unanticipated costs or delays that would accelerate our need for additional capital or increase the costs of individual clinical trials. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our products. We also may be required to:

•	seek collaborators for our products at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

•	relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves.

If we raise additional funding, the terms of such transactions may cause dilution to existing shareholders or contain terms that are not favorable to us.

We may seek to raise additional funding through private placements or public offerings of our equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, any new equity or debt securities may have rights, preferences and privileges senior to those of our existing equity holders.

If we do not effectively manage our growth, our business resources may become strained and our results of operations may be adversely affected.

We expect to increase the number of our employees. This growth may provide challenges to our organization and may strain our management and operations. We may be unable to accurately predict the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver products in a timely manner and our results of operations may be adversely affected.

We have incurred significant operating losses since inception and we cannot assure you that we will ever achieve profitability.

Since inception in 2001, we have incurred losses every quarter. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred significant net losses since inception, including net losses of $12,278,000 in 2006 and $9,326,000 in 2005. At December 31, 2006, we had an accumulated deficit of $34,275,000. We anticipate that we will continue to incur operating losses for the foreseeable future and it is possible that we will never generate substantial revenues from product sales.

We are an early stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

We have not demonstrated that we can:

·	ensure that our products are safe in chronic use and function as intended in human clinical applications;

·	obtain the regulatory approvals necessary to commercialize products that we may develop in the future;

·	manufacture, or arrange for third-parties to manufacture, future products in a manner that will enable us to be profitable;

·	establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls;

·	make, use, and sell future products without infringing upon third party intellectual property rights; or

·	respond effectively to competitive pressures.

We are dependent upon the success of neurotechnology. Our inability to continue to develop innovative neurotechnology products, or the failure of the neurotechnology market to develop as we anticipate, would adversely affect our business.

Over the last ten years a number of products based on long-term implantable devices in the brain and nervous system have been developed. This technology is referred to as neurotechnology. The neurotechnology market is subject to rapid technological change and product innovation. Our competitors may succeed in developing or marketing superior products, using neurotechnology or other competitive technologies. If we are unable to compete successfully in the development of new neurotechnology products, or if new and effective therapies not based on neurotechnology are developed, our products could be rendered obsolete or non-competitive. This would materially adversely affect our business.

If we fail to obtain approval, or fail to maintain any approvals we have received, from the U.S. Food and Drug Administration (“FDA”) and from foreign regulatory authorities, we will not be allowed to market or sell the Andara™ OFS System, the BrainGate System, the NeuroPort™ System or other products in the United States or other countries.

We are a medical device company focused on the development of two neurotechnology product platforms, one that is intended to restore sensation and movement by stimulating the regeneration of neural fibers and a second set of technologies that record, monitor and analyze brain electrical activity, and further allow such complex signals from the brain to be interpreted by computer equipment. We intend to develop implantable medical devices based on the Andara™ OFS System platform that will be designed to regenerate and reconnect neural fibers that have been damaged by disease or injury in order to restore function. We intend to develop implantable medical devices and software and hardware for human use based on the BrainGate Neural Interface System platform that will be designed to detect and interpret real-time brain activity. Our product candidate, the BrainGate System, is intended to allow people with quadriplegia to control computers using the technology identified above. The BrainGate System has received Investigational Device Exemption approval and is undergoing pilot clinical evaluation. Another product, the NeuroPort™ System, is intended to allow post-operative recording and monitoring of brain electrical activity, for use during neurological procedures where the cortex of the brain is exposed via a craniotomy in order to allow short-term monitoring of the brain's activity. In March 2005, we obtained clearance to market the NeuroPort™ System in the United States. Leading researchers are currently investigating the NeuroPort™ System at two medical centers at Stanford University in California and at Columbia University in New York.

If we cannot demonstrate through clinical testing on humans or other means that the Andara™ OFS System, BrainGate System or other products under development and testing are safe and effective, we will not be able to obtain regulatory approvals in the U.S. or other countries for the commercial sale of these products.

Our clinical testing of the Andara™ OFS System and the BrainGate System are in their early stages of development. Delays, budget overruns, and project terminations are not uncommon even after promising pre-clinical and clinical trials of medical products. We intend to conduct clinical testing for Andara™ OFS System and the BrainGate System in patients with a variety of complications, and these patients may die or suffer other adverse medical results for reasons which may or may not be related to the product being tested. Those outcomes could seriously delay the completion of clinical testing, as could the unavailability of suitable patients for clinical trials, both of which are outside our control. We cannot assure that the rate of patient enrollment in our clinical trials will be consistent with our expectations or be sufficient to allow us to complete our clinical trials for the BrainGate System or our other products under development in a timely manner, if at all. Delays could defer the marketing and commercial sale of our products, require further funding, and possibly result in failure to bring the products to market.

We are investigating the potential to seek and obtain initial approvals from the FDA to market the BrainGate System and the Andara™ OFS System under Humanitarian Device Exemptions (“HDE”) rather than through Pre-Market Approval applications (“PMA”). Approval of an HDE by the FDA requires that we demonstrate that our devices are safe, potentially effective and that their benefits outweigh their associated risks. We filed our HDE application for the Andara™ OFS System with the FDA in February 2007. The FDA has not yet granted an HDE designation for the BrainGate System or the Andara™ OFS System. We cannot assure that the FDA or any other regulatory authority will act quickly or favorably on our requests for these products to be approved under an HDE. The FDA or any other regulatory authority may require us to provide additional data that we do not currently anticipate in order to obtain product approvals. If we are successful in obtaining FDA approval for the BrainGate System or the Andara™ OFS System based on a phased approach that begins with an HDE, the initial approval is likely to include conditions or limitations to particular indications that would limit the available market for these products.

If we are successful in obtaining FDA approval for the BrainGate System or the Andara™ OFS Device under an HDE, the initial approval is likely to include conditions or limitations to particular indications that would limit the available market for these products. Furthermore, certain limitations apply to the sale and use of devices under an HDE. To qualify for an HDE, a product must be designed for a patient population of under 4,000 patients per year for which there is no comparable medical device available. In addition, the amount charged for these devices is not to exceed the cost of research, development, fabrication and distribution. A humanitarian use device can only be administered at a facility with an IRB, and the IRB must approve the use of the device for the HDE indication. The FDA may suspend or withdraw an HDE if any of the criteria for exemption are no longer met.

If we are not able to obtain or maintain regulatory approvals for use of the Andara™ OFS System, the BrainGate System, the NeuroPort™ System, or our other products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited.

We may seek to market the Andara™ OFS System; the BrainGate System, the NeuroPort™ System, and our other products in international markets, including the European Union and Japan. We must obtain separate regulatory approvals in order to market our products in other jurisdictions. The approval processes may differ among those jurisdictions, and approval in the U.S. or in any other particular jurisdiction does not ensure approval in any other jurisdictions. Obtaining foreign approvals could result in significant delays, difficulties and costs for us, and require additional trials and additional expense.

We will depend on third party reimbursement to our customers for market acceptance of our products. If third party payers fail to provide appropriate levels of reimbursement for purchase and use of our products, our profitability would be adversely affected.

Sales of medical products largely depend on the reimbursement of patients' medical expenses by government health care programs and private health insurers. The cost of the Andara™ OFS System, BrainGate System, as well as the cost of implanting the BrainGate System into a patient, will be substantial. Without the financial support of the government or third party insurers, the market for our products will be limited. Medical products and devices incorporating new technologies are closely examined by government and private insurers to determine whether the products and devices will be covered by reimbursement, and if so, the level of reimbursement which may apply. We cannot be sure that third party payers will reimburse the sales of our products now under development, or enable us to sell them at profitable prices.

The federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided and paid for in the U.S. In the future, it is possible that the government may institute price controls and further limits on Medicare and Medicaid spending. These controls and limits could affect the payments that we collect from sales of our products. Internationally, medical reimbursement systems vary significantly. Some medical centers have fixed budgets, regardless of levels of patient treatment, and other countries require application for, and approval of, government or third party reimbursement. Even if we succeed in bringing our product candidates to market, uncertainties regarding future health care policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices.

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

If we fail to develop new products, it is unlikely that we will achieve significant revenues. Consequently, it is unlikely that we would be able to continue our current level of operations, and therefore we would be unable to meet our long-term growth plans.

Our future business and financial success will depend on our ability to continue to introduce new products and upgrade products into the marketplace. Developing new products and upgrades to existing and future products imposes burdens on our research and development department and our management. This process is costly, and we cannot assure you that we will be able to successfully develop new products or enhance any future products. We incurred research and development costs of $6,694,000 and $5,587,000 for the years ended December 31, 2006 and 2005. In addition, as the market for neurotechnology devices develops, future competitors may develop desirable product features earlier than we do. Such developments could make our competitors' products less expensive or more effective than our products and could render our products obsolete or unmarketable. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects will suffer.

Testing of our products involves uncertainties and risks, which could delay or prevent new product introductions, require us to incur substantial additional costs or prevent us from bringing such products to market.

Development and testing of any medical device is often extensive, expensive and time-consuming. Some of the tests for our products may require months or years to perform, and it may be necessary to begin these tests again if we modify our products to address any problems identified in testing. Even modest changes to certain components of our products can take months or years to complete and test. If results of pre-clinical or clinical testing of our products under development indicate that design changes are required, such changes could cause delays that would adversely affect our results of operations and cash flows. A number of companies in the medical industry have suffered delays, cost overruns and project terminations despite achieving promising results in pre-clinical or clinical testing. In the event that we suffer setbacks in the pre-clinical or clinical testing of our products, we may be forced to delay the commercialization of such products and we may be required to invest substantial additional funds to prepare such products for market.

If the Company encounters difficulties enrolling patients in its clinical trials, the trials could be delayed or otherwise adversely affected.

Clinical trials for product candidates require that the Company identify and enroll a large number of patients with the disorder under investigation. The Company may not be able to enroll a sufficient number of patients to complete its clinical trials in a timely manner. Patient enrollment is a function of many factors including:

•	design of the protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the product under study;

•	availability of competing therapies;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians; and

•	availability of clinical trial sites.

If the Company has difficulty enrolling a sufficient number of patients to conduct clinical trials as planned, it may need to delay or terminate ongoing clinical trials.

Our products may cause undesirable and potentially serious side effects during clinical trials that could delay or prevent their regulatory approval or commercialization.

Undesirable side effects caused by any of our products could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or non-U.S. regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our products and generating revenues from their sale. In addition, if our products receive marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may withdraw their approval of the product;
•	we may be required to recall the product, change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	a product may become less competitive and product sales may decrease; or
•	our reputation may suffer.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

Patient complications that may occur in clinical testing conducted by us (or in clinical testing conducted by other companies) and the resulting publicity surrounding these complications may result in greater governmental regulation of future product candidates and potential regulatory delays relating to testing or approval.

Even if we obtain the requisite approval, the commercial success of our products will depend in part on public acceptance. Public attitudes may be influenced by patient complications during clinical testing or by claims that our products are unsafe, and such products may not gain the acceptance of the public or the medical community. Negative public reaction could result in greater governmental regulation, stricter clinical trial oversight or commercial product labeling requirements of neurotechnology products, resulting in higher compliance costs, and could negatively affect demand for any products that we may develop.

Failure to obtain necessary government approvals for new products or for new applications for existing products would mean we could not sell those new products, or sell any existing products for those new applications.

Our products are medical devices, which are subject to extensive government regulation in the U.S. and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive an HDE, PMA or a 510(k) clearance from the FDA with respect to each application for which we intend to market it. Any such process can be lengthy and expensive. According to the FDA, the average 510(k) review period was 49 days in 2005, but reviews may take longer and approvals may be revoked if safety or effectiveness problems develop. The PMA process is much more costly, lengthy and uncertain. According to the FDA, the average PMA submission-to-decision period was 271 days in 2005; however, reviews may take much longer and completing a PMA application can require numerous clinical trials and require the filing of amendments over time. According to the FDA, the average HDE submission-to-decision period was 181 days in 2005; however, reviews may take much longer and completing an HDE application can require numerous clinical trials and require the filing of amendments over time. The result of these lengthy approval processes is that a new product, or a new application for an existing product, often cannot be brought to market for a number of years after being developed. If we fail to obtain or maintain necessary government approvals of our new products or new applications for any existing products on a timely and cost-effective basis, we will be unable to market the affected products for our intended applications.

If we obtain regulatory approval of our products, the products will be subject to continuing review and extensive regulatory requirements, which could affect the manufacturing and marketing of our products.

The FDA continues to review products even after they have received initial approval. If the FDA approves the BrainGate System, the Andara™ OFS System, or our other products under development, and although the NeuroPort™ System has received 510(k) clearance, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with quality systems regulations (“QSR”), adverse event reporting requirements and prohibitions on promoting a product for unapproved uses.

We will also be required to obtain additional approvals in the event we significantly modify the design of an approved product or the product's labeling or manufacturing process. Modifications of this type are common with new products, and we anticipate that the first generation of each of our products will undergo a number of changes, refinements and improvements over time. For example, the current configuration of the BrainGate System utilizes a connector which penetrates the skin, and we anticipate that we will need to obtain regulatory approval for a fully implantable device that can be powered and can transmit neural signals without penetrating the skin. If we are not able to obtain regulatory approval of modifications to our current and future products, the commercial success of these products could be limited.

We and our third-party suppliers of product components are also subject to inspection and market surveillance by the FDA. Enforcement actions resulting from failure to comply with government requirements can result in fines, suspensions of approvals, recalls of products, operating restrictions and criminal prosecutions, and could affect the manufacture and marketing of our products. The FDA could withdraw a previously approved product from the market upon receipt of newly discovered information, including a failure to comply with regulatory requirements, the occurrence of unanticipated problems with products following approval, or other reasons, which could adversely affect our operating results.

The markets for our products that are currently under development are unproven. If those markets do not develop, we would be unable to sell our products and would not achieve significant revenues.

Even if our products are approved by the FDA and corresponding foreign regulatory authorities, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

·
the need to create a market for our new products, the Andara™ OFS System, the BrainGate System and the NeuroPort™ System, and possible limited market acceptance among physicians, medical centers, patients and third party payers;

·	the need for surgeons to develop or be trained in new surgical techniques to use our products effectively;

·	limitations on the number of patients who may have access to physicians and medical centers with adequate training, equipment and personnel to make use of our products;

·	the timing and amount of reimbursement for these products, if any, by third party payors;

·	the introduction by other companies of new treatments, products and technologies that compete with our products, or that may reduce the market acceptance of our products, or make them obsolete; and

·	the reluctance of physicians, patients and society as a whole to accept new medical devices that are implanted in the brain.

The commercial success of the Andara™ OFS System, the BrainGate System and the NeuroPort™ System and other neurotechnology products will require acceptance by neurosurgeons, neurologists and physical rehabilitation specialists, a limited number of whom significantly influence medical device selection and purchasing decisions. We may achieve our business objectives only if our products are accepted and recommended by leading physicians, which is likely to be based on a determination by these physicians that our products are safe, cost-effective and represent acceptable methods and standards of treatment. We have developed relationships and have made arrangements to work with only a few physiatrists, neurologists and neurosurgeons and we cannot assure that these existing relationships and arrangements can be maintained or that new relationships will be established in support of our products. If neurosurgeons, neurologists and physiatrists do not consider our products to be adequate for the treatment of our target patient populations or if a sufficient number of neurosurgeons, neurologists and physiatrists recommend and use competing products, it would seriously harm our business, financial condition and results of operations.

We may not be able to expand market acceptance of the use of our neurotechnology products, which would severely harm our ability to achieve significant revenues.

Market acceptance of our products will depend on our ability to convince the medical community of the clinical efficacy and safety of such products. Many physicians are still unfamiliar with neurotechnology and the products that have been developed using neurotechnology. Existing drugs and medical devices may be more attractive to patients or their physicians than our products in terms of efficacy, cost or reimbursement availability. We cannot assure you that our products will achieve expanded market acceptance. Failure of our products to gain additional market acceptance would severely harm our business, financial condition and results of operations.

If future clinical studies or other articles are published, or physician associations or other organizations announce positions that are unfavorable to our products, our sales efforts and revenues will be negatively affected.

Future clinical studies or other articles regarding our products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor's product is more accurate or effective than our products or that our products are not as effective as we claim or previous clinical studies have concluded. Additionally, physician associations or other organizations that may be viewed as authoritative could endorse products or methods that compete with our products or otherwise announce positions that are unfavorable to our products. Any of these events may negatively affect our sales efforts and would negatively affect our revenues.

If patients choose less invasive or less expensive alternatives to our products, our sales would be negatively impacted.

We intend to sell medical devices for invasive surgical procedures. Patient acceptance of our products will depend on a number of factors, including device and associated procedure costs, the success or failure of less invasive therapies to help the patient, the degree of invasiveness involved in the procedures used to implant our products, the rate and severity of complications from the procedures used to implant our products and any adverse side effects caused by the implanting of our products. There are less invasive means for disabled patients to control external devices that leverage intact muscles still under accurate control of the patient. Devices which utilize voice recognition, eye movement or switches activated by head motion can all be used to provide control of external devices. There is also ongoing research into the use of neural signals which can be detected on the surface of the scalp to provide a computer interface. If patients choose to use existing less invasive or less expensive alternatives to our products, or if effective new alternatives are developed, our business would be materially adversely affected.

Because certain competitors have significantly greater resources and new competitors may enter the neurotechnology market, it may be difficult for us to compete.

The medical device market is highly competitive, is subject to rapid change and is significantly affected by new product introductions and other market activities of industry participants. Certain of our competitors have significantly greater product development capabilities and financial, scientific, marketing and human resources than we do. Additionally, other companies may succeed in developing products sooner than we do, they may obtain authorizations from the FDA for such products sooner, or they may develop products that are more effective than our products. There can be no assurance that research and development by others will not render our technology or products obsolete, or result in treatments or cures superior to those being developed by us. It is expected that competition in this field will intensify.

Organizations that provide grants for neurotechnology research and development activities may no longer be able to provide, or may decide to no longer provide money in the form of grants or we and our customers may be prohibited from approaching such organizations for funding, which may adversely affect our research and development activities.

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

In the past, we have received funding through research grants, such as Small Business Innovation Research (“SBIR”) grants; however, there is no assurance that we will continue to receive or qualify for research grants in the future, which could harm our ability to bring our product candidates to the marketplace.

In the past, we have received SBIR grants to fund a portion of our research expenditures. In 2005, we were awarded a subcontract from Case Western Reserve University. We are scheduled to receive up to $2.3 million from the subcontract over the five-year period, which began in September 2005, covered by the grant. There can be no assurance, however, that we will receive the full $2.3 million potentially available under this subcontract. We have identified and applied for several new grant and contract opportunities from various federal agencies, other than SBIR grants, that may provide funding for research activities in the future. There can be no assurance, however, that we will receive any additional funding from any other grant or contract opportunities applied for by us until each selection process is finalized and the applicable grant or contract is awarded. If our grant applications are not approved, it may harm our ability to bring our product candidates to the marketplace.

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

We rely in part on patents, trade secrets and other proprietary technologies to remain competitive. We may not be able to obtain or maintain adequate U.S. patent protection for our products or ideas, or prevent the unauthorized disclosure of our technical knowledge or other trade secrets by our employees. Additionally, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Even if our intellectual property rights are adequately protected, litigation may be necessary to enforce them, which could result in substantial costs to us and substantial diversion of the attention of our management and key technical employees. If we are unable to adequately protect our intellectual property, our competitors could use our intellectual property to develop new products or enhance their existing products. This could harm our competitive position, decrease our market share or otherwise harm our business.

Other parties may sue us for infringing their intellectual property rights, or we may have to sue them to protect our intellectual property rights.

There has been a substantial amount of litigation in the medical technology industry regarding patents and intellectual property rights. The neurotechnology market is characterized by extensive patent and other intellectual property rights, which can create greater potential, in comparison to less-developed markets, for possible allegations of infringement, particularly with respect to newly-developed technology. We may be forced to defend ourselves against allegations that we are infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we are not infringing the intellectual property rights of others or that these rights are invalid or unenforceable, or to protect our own intellectual property rights. Intellectual property litigation is expensive and complex and its outcome is difficult to predict. If we do not prevail in any litigation, in addition to any damages we might have to pay, we would be required to stop the infringing activity, obtain a license, or concede intellectual property rights. Any required license may not be available on acceptable terms, if at all. In addition, some licenses may be nonexclusive, and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some or all of our products.

If we breach any of the agreements under which we license technology commercialization rights from others, we could lose license rights that are critical to our business.

We license rights to technology that are critical to our business and we expect to enter into additional licenses in the future. We are dependent upon such license rights to develop our product candidates. If we breach any agreement covering such rights and as a result lose license rights, we would be unable to successfully develop our product candidates.

Risks Related To Owning Our Stock

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

The price of our common stock has fluctuated significantly and may significantly fluctuate in the future. The stock market, in general, and the market price for shares of medical device companies in particular, have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in the medical device and related industries have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant impact on the market price of our common stock:

·	results of preclinical studies and clinical trials by us, by our collaborators or by our competitors;

·	concern as to, or other evidence of, the safety or efficacy of our products or our competitors' products;

·	announcements of technological innovations or new products by us or our competitors;

·	press releases concerning our technology or competitive technologies;

·	actual or potential media coverage;

·	U.S. and foreign governmental regulatory actions;

·	actual or anticipated changes in medical device or drug reimbursement policies;

·	developments with our collaborators, if any;

·	developments concerning our patent or other proprietary rights or our competitors (including litigation);

·	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

·	our financial position and results of operations;

·	status of litigation;

·	period-to-period fluctuations in our operating results;

·	changes in estimates of our performance by any securities analysts;

·	new regulatory requirements and changes in the existing regulatory environment;

·	market conditions for medical device stocks in general; and

·	market conditions of securities traded on the Over-the-Counter (OTC) Bulletin Board.

·	the issuance of new equity securities in any future offerings;

·
issued and outstanding shares of our common stock becoming eligible for resale pursuant to contractual registration requirements or pursuant to exemptions from registration becoming available following the passage of time;

·	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

·	the depth and liquidity of the market for our common stock;

·	investor perceptions of us and the medical device industry generally;

·	general economic and other national conditions; and

·	changes in interest rates.

There is no assurance of an established public trading market for our common stock, the absence of which would adversely affect the ability of investors in our company to sell their securities in the public markets.

Although our common stock trades on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The NASD (National Association of Stock Dealers) has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

The limited public market for our securities may cause high volatility in the market price of our common stock.

Our common stock is currently traded on a limited basis on the OTC Bulletin Board under the symbol “CYKN.” The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years that market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like ours. Our common stock is thus subject to volatility. In the absence of an active trading market:

·	investors may have difficulty buying and selling or obtaining market quotations;

·	market visibility for our common stock may be limited; and

·	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing our shares. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of an investor before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of the Registrant that has satisfied a two-year holding period. In addition to sales pursuant to Rule 144, we have previously registered 27,529,284 shares of common stock on Forms SB-2. Any substantial sale of common stock pursuant to Rule 144 or pursuant to our resale prospectuses may have an adverse effect on the market price of our securities.

Certain of our stockholders hold a significant percentage of our outstanding voting securities, which may have the effect of delaying or preventing a change-in-control.

Oxford Bioscience Partners, Medica Venture Partners, Capital Ventures International, GDH Partners, LP, The Global Life Science Ventures Fonds II GmbH & Co., KG and The Global Life Science Ventures Fund II L.P. and their respective affiliates beneficially own, in the aggregate, over 51% of our outstanding voting securities. As a result, these stockholders possess significant influence, giving them the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer.

Certain provisions of our Certificate of Incorporation and Delaware law may make it more difficult for a third party to affect a change-in-control.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

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

Although we have not identified any material weaknesses in our internal controls over financial reporting to date, the assessment required pursuant to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 may uncover weaknesses that need to be addressed and conditions that need to be met, the disclosure of which may have an adverse impact on investor confidence and the price of our common stock. Failure to establish and maintain appropriate internal controls over financial reporting, or any failure of those controls once established, could adversely impact our business, financial condition or results of operations or raise concerns for investors. Any actual or perceived weaknesses in our internal controls over financial reporting that need to be addressed, and any conditions that need to be met may have an adverse impact on the price of our common stock.

Compliance with the rules established by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will be complex. Failure to comply in a timely manner could adversely affect investor confidence and our stock price.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to perform an annual assessment of our internal controls over financial reporting, certify the effectiveness of those controls and secure an attestation of our assessment by our independent registered public accountants. Currently, the management assessment requirement will first apply to us during the preparation and filing of our annual report for fiscal 2007 and the attestation of our assesment will be required in fiscal 2008. The standards that must be met for management to assess the internal controls over financial reporting as now in effect are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot perform the assessment or certify that our internal controls over financial reporting are effective, or our independent registered public accountants are unable to provide an unqualified attestation on such assessment, investor confidence and share value may be negatively impacted.

We do not expect to pay cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future.

ITEM 7.	FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Cyberkinetics Neurotechnology Systems, Inc.

We have audited the accompanying consolidated balance sheets of Cyberkinetics Neurotechnology Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberkinetics Neurotechnology Systems, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.

/s/  VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
March 19, 2007

Cyberkinetics Neurotechnology Systems, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,835,534	$11,346,372
Accounts receivable	332,288	387,731
Inventory	697,947	235,320
Prepaid expenses and other current assets	563,483	427,987
Total current assets	13,429,252	12,397,410
Property and equipment, net	569,256	619,433
Intangible assets, net	1,802,390	114,071
Deposits and other assets	208,928	140,447
Goodwill	94,027	94,027
Total assets	$16,103,853	$13,365,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$882,141	$474,398
Accrued expenses	1,170,622	936,202
Current portion of capital lease obligations	295,948	274,489
Current portion of notes payable and line of credit	1,540,242	473,721
Total current liabilities	3,888,953	2,158,810
Capital lease obligations, net of current portion	250,280	338,048
Notes payable and line of credit, net of current portion	1,864,951	2,526,279
Total long-term liabilities	2,115,231	2,864,327
Commitments — Note 7
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized in 2006 and 2005; 37,409,214 issued and outstanding at December 31, 2006, 27,157,997 and 25,857,997 issued and outstanding at December 31, 2005, respectively	37,409	27,158
Additional paid-in capital	44,337,458	31,112,108
Common stock in escrow, 1,300,000 shares	-	(13,000)
Deferred compensation	-	(786,364)
Accumulated deficit	(34,275,198)	(21,997,651)
Total stockholders’ equity	10,099,669	8,342,251
Total liabilities and stockholders’ equity	$16,103,853	$13,365,388

The accompanying notes are an integral part of these consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2006	2005
Revenues:
Product sales	$1,037,169	$778,566
Grant income	642,866	280,217
Total revenues	1,680,035	1,058,783
Operating expenses:
Cost of product sales	384,175	187,877
Research and development	6,693,881	5,587,375
Sales and marketing	874,426	331,094
General and administrative	4,233,466	4,049,796
In-process research and development	1,602,239	—
Total operating expenses	13,788,187	10,156,142
Operating loss	(12,108,152)	(9,097,359)
Other income (expense):
Interest income	417,886	177,698
Interest expense	(587,281)	(406,204)
Other expense, net	(169,395)	(228,506)
Net loss	(12,277,547)	(9,325,865)
Basic and diluted net loss per common share	$(0.42)	$(0.51)
Shares used in computing basic and diluted net loss per common share	29,361,064	18,386,809

The accompanying notes are an integral part of these consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Total
			Additional	Shares	Deferred		Stockholders’
	Common Stock		Paid-in-	Held in	Compen-	Accumulated	Equity
	Shares	Par Value	Capital	Escrow	sation	Deficit	(Deficit)

Balance at December 31, 2004	16,939,481	$16,939	$17,835,622	$(13,000)	$(85,445)	$(12,671,786)	$5,082,330

Issuance of common stock, net of issuance costs of $781,794	9,835,833	9,836	10,651,370	—	—	—	10,661,206
Issuance of common stock from exercise of stock options and warrants	207,392	208	20,905	—	—	—	21,113
Issuance of common stock to consultants	131,914	131	168,121	—	—	—	168,252
Common stock warrants issued in connection with line-of-credit and loan		—	253,642	—	—	—	253,642
Common stock warrants issued to related party		—	90,077	—	—	—	90,077
Stock bonus issued to employees	43,377	44	97,555	—	—	—	97,599
Stock-based compensation related to issuance of options to consultants		—	805,749	—	—	—	805,749
Stock-based compensation related to issuance of options to employees		—	1,189,067	—	(700,919)		488,148
Net loss	—	—	—	—	—	(9,325,865)	(9,325,865)
Balance at December 31, 2005	27,157,997	27,158	31,112,108	(13,000)	(786,364)	(21,997,651)	8,342,251

Issuance of common stock, net of issuance costs of $688,265	8,336,668	8,337	9,307,400	—	—	—	9,315,737

Issuance of common stock in connection with acquisition of Andara Life Science Inc.	3,029,801	3,030	2,909,056	—	—	—	2,912,086
Issuance of restricted common stock to employees	100,000	100	—	—	—	—	100
Issuance of common stock from exercise of stock options	84,748	84	15,971	—	—	—	16,055
Cancellation of common stock held in escrow	(1,300,000)	(1,300)	(11,700)	13,000	—	—	—
Common stock warrants issued in connection with loan	—	—	77,918	—	—	—	77,918
Stock-based compensation related to issuance of common stock to consultants	—	—	101,250	—	—	—	101,250
Stock-based compensation related to issuance of options to consultants	—	—	649,233	—	—	—	649,233
Stock-based compensation related to issuance of options and restricted stock to employees	—	—	176,222	—	786,364	—	962,586
Net loss	—	—	—	—	—	(12,277,547)	(12,277,547)
Balance at December 31, 2006	37,409,214	$37,409	$44,337,458	$—	$—	$(34,275,198)	$10,099,669

The accompanying notes are an integral part of these condensed consolidated financial statements

Cyberkinetics Neurotechnology Systems, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005
Operating activities
Net loss	$(12,277,547)	$(9,325,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	495,714	299,003
Stock-based compensation	1,713,069	1,649,825
In-process research and development	1,602,239	—
Non-cash interest on line of credit and notes payable	94,407	117,297
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	55,443	(47,900)
Prepaid expenses and other current assets	(149,889)	(93,956)
Inventory	(462,627)	(112,710)
Deposits and other assets	(70,477)	(57,652)
Accounts payable	(17,257)	150,593
Accrued expenses	231,168	302,726
Deferred revenue	—	(60,432)
Net cash used in operating activities	(8,785,757)	(7,179,071)
Investment activities
Purchases of property and equipment	(209,159)	(345,994)
Acquisition of Andara Life Science, Inc.	(186,598)	—
Net cash used in investing activities	(395,757)	(345,994)
Financing activities
Proceeds from note payable	4,000,000	—
Payments on note payable	(594,807)	(101,316)
Net proceeds from line of credit	—	3,000,000
Payments on line of credit	(3,000,000)	—
Proceeds from capital lease line	237,771	265,080
Payments on capital lease line	(304,080)	(207,287)
Net proceeds from issuance of common stock	9,331,792	10,682,319
Net cash provided by financing activities	9,670,676	13,638,796
Net increase in cash and cash equivalents	489,162	6,113,731
Cash and cash equivalents at beginning of year	11,346,372	5,232,641
Cash and cash equivalents at end of year	$11,835,534	$11,346,372
Supplemental disclosure of noncash investing and financing activities
Common stock warrants issued in connection with line-of-credit	—	$156,396
Common stock warrants issued in connection with notes payable	$77,918	$97,246
Cancellation of common stock held in escrow	$(13,000)	—

Acquisition of Andara Life Science, Inc.
Fair value of assets acquired	$3,526,937	—
Assumed liabilities	$(425,000)	—
Acquisition costs incurred	$(189,851)	—
Fair value of common stock issued	$2,912,086	—

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

In February 2006, the Company acquired Andara Life Science, Inc. (“Andara”), an Indiana corporation, through the merger of a wholly-owned subsidiary of Cyberkinetics with and into Andara. Prior to its acquisition, Andara was a privately-held company engaged in the development of a portfolio of programs related to the repair and regeneration of neural tissues, which were developed at the Center for Paralysis Research at Purdue University (Note 13).

The Company is engaged in the research, development, manufacture, sale and distribution of neurological products. Cyberkinetics is developing the Andara™ Oscillating Field Stimulator (“Andara OFS System”) which is intended to restore function by regenerating nerve tissue damaged in spinal cord injury. The Company is also developing clinical products for human use designed to detect and interpret brain activity in real time. Cyberkinetics operates in one business segment, which is the development and marketing of neurological products. Since its inception on May 2, 2001, the Company has devoted its efforts principally to research and development, licensing of intellectual property, business development activities and raising capital. Prior to the quarter ended June 30, 2005, the Company operated as a development-stage company. During the first half of 2005, the Company made progress in the clinical testing and development of its Braingate System. During the second quarter of 2005, the Company received 510(k) approval to market its first clinical product the Neuroport tm System. As a result, the Company determined it was no longer in the development stage.

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

Notes to Consolidated Financial Statements – (Continued)

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

Concentrations of Credit Risk and Significant Customer Concentrations

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high-quality financial institutions in the United States. With respect to trade accounts receivable, the Company generally extends thirty-day terms to its customers and does not require collateral. As of each reporting period, the Company periodically assesses the collectibility of its receivables and establishes reserves, as necessary, based on various considerations, including customer credit history, payment patterns and aging of accounts; once management determines an account receivable is not collectible, the account is written-off. The Company has not experienced significant collectibility problems to date.

The Company currently operates in one business segment, that being the development and marketing of advanced-stage neurological products. In 2006 and 2005, 32% and 44%, respectively, of total product sales were made to customers residing outside of the United States. In 2006, international product sales were derived primarily from Israel, Canada and Europe. In 2005, international product sales were derived primarily from Europe and Canada. Balances due from international customers at December 31, 2006 and 2005 were approximately $54,000 and $75,000, respectively. For the years ended December 31, 2006 and 2005, customers to whom sales exceeded 10% of each year’s respective total product sales were as follows:

Customer	2006	2005
A	15%	10%
B	13	—
C	12	—
D	11	—
E	3	15
F	1	13
G	—	26

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

Inventory

Inventory is stated at the lower of cost or market, and is valued on a first-in, first-out basis and includes allocations of labor and overhead. Inventory is reviewed periodically for slow-moving or obsolete issues based on sales activity, both projected and historical. As of December 31, 2006 and 2005, there had been no reserves or write-downs recorded against inventory.

Property and Equipment

Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method based on the respective asset’s estimated useful life. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

Goodwill and Intangible Assets

The Company follows Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company reviews costs of purchased businesses in excess of net assets acquired (goodwill) and indefinite-lived intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. The Company performs the annual impairment test as of the first day of its fourth quarter. The Company uses the two step test as required by SFAS 142 to determine if an impairment exists, and if so, to measure the amount of impairment. The fair values used in the tests are estimated using discounted cash flows. As of December 31, 2006 and 2005, there was no impairment of goodwill.

Impairment of Long-Lived Assets

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Under SFAS 144, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value. As of December 31, 2006 and 2005, there was no impairment of long-lived assets.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales and research grants. Product sales consist of sales of brain computer interface equipment to universities and research hospitals involved in neurological research. Research grants consist of grants obtained from the United States government as well as through subcontracts with research partners.

Product sales are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred and collection is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which generally occurs at the time of shipment. Terms for customers are generally FOB shipping point. The product operates without any custom configuration or installation. Product sales do not contain multiple elements. Following shipment, there are no customer acceptance requirements or installation obligations or continuing service requirements incumbent on the Company. Terms of product sales contain no contractual rights of return. In practice, the Company has not experienced or granted rights of return.

The Company recognizes revenues from research grants as reimbursable, eligible costs are incurred. Eligible costs typically include direct labor costs, other direct costs as outlined in the grant, such as lab materials and supplies and consulting costs, and an overhead allocation as specifically defined by the grant. In accordance with Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent , the Company records grant revenues on a gross basis as the Company is the primary obligor  with respect to its research and development activities. The Company is subject to grant audits as required by the Department of Health and Human Services. Audits may result in adjustments to the amount of grant revenues recorded and funds received. Historically, the Company has not been required to make any adjustments to the amount of grant revenues recorded and funds received as a result of grant audits.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. At December 31, 2006 and 2005, there were no allowances for doubtful accounts.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards issued to employees under its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no compensation expense was recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. The Company elected to adopt, for periods prior to January 1, 2006, the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (collectively, SFAS 123) which used a fair value based method of accounting for share-based awards. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) using the modified prospective transition method. In conjunction with the adoption of SFAS 123R, the Company applied the principles of Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R.

SFAS 123R requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The Company elected to determine the fair value of stock options using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized under SFAS 123.

On November 10, 2005, the FASB issued FASB Staff Position SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

The Company accounts for stock-based awards issued to non-employees in accordance with the provisions of SFAS 123R and EITF No. 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), under which compensation expense is generally computed and recognized over the vesting period of the award.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

  Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. The Company has excluded the impact of all restricted stock, stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are antidilutive for all periods presented. As part of the Andara acquisition which closed during the first quarter of 2006, the Company issued 3,029,801 shares of common stock, of which 993,377 shares of common stock were issued pursuant to a restricted award and are subject to forfeiture. The shares subject to forfeiture have been excluded from the calculation of net loss per share. During 2006 the Company issued 100,000 shares of restricted stock to an employee. Such shares of restricted stock have been excluded from the calculation of net loss per share. The shares in escrow issued in connection with the Merger in October 2004, which were cancelled in 2006, have been excluded from the calculation for all periods presented.

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	At December 31,
	2006	2005
Options	4,188,391	3,239,967
Warrants	10,585,398	6,023,466
Restricted stock	100,000
Total	14,873,789	9,263,433

Segment Reporting

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information , which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the development and commercialization of advanced-stage neurological products.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions accounted for under SFAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company does not believe the adoption of FIN 48 will have a material impact on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of SAB 108 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159 on its financial position and results of operations.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

3.	Inventory

Inventory consists of the following at December 31:

	2006	2005
Raw materials	$164,739	$122,008
Work in process	317,413	94,055
Finished goods	215,795	19,257
Total	$697,947	$235,320

4.	Property and Equipment

Property and equipment consist of the following at December 31:

	2006	2005	Useful Life
Computer equipment	$252,911	$226,065	3 years
Software	193,806	98,254	3 years
Furniture and fixtures	61,445	59,633	3 years
Machinery and equipment	790,647	706,979	3 to 5 years
Leasehold improvements	59,896	56,604	Remaining lease term
	1,358,705	1,147,535 1,147,535
Less accumulated depreciation	(789,449)	(528,102)
Property and equipment, net	$569,256	$619,433

Depreciation expense, which includes amortization of assets under capital leases, was $261,347 and $276,488 for the years ended December 31, 2006 and 2005, respectively.

5.	Intangible Assets

Patents, non-competition intangibles and research grant contracts, which were obtained through the Andara acquisition in 2006 and the Bionic Technologies, LLC acquisition in 2002, are being amortized on a straight-line basis over their respective useful lives. Pursuant to SFAS 142, goodwill is not amortized, but is evaluated annually for impairment. Intangible assets consist of the following at December 31:

	2006	2005	Useful Life
Patented technology	$1,900,054	$191,000	8 to 10 years
Non-competition agreements	213,632	—	3 years
Research grant contracts	—	74,000	3 years
	2,113,686	265,000
Less accumulated amortization	(311,296)	(150,929)
Intangible assets, net	$1,802,390	$114,071

As of December 31, 2006, research grant contracts were fully amortized. Amortization expense was $234,367 and $22,515 for the years ended December 31, 2006 and 2005, respectively.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year ending December 31:
2007	$264,632
2008	264,632
2009	202,323
2010	193,420
2011	172,396
Thereafter	704,987
$1,802,390

6.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2006	2005
Payroll and payroll-related	$74,090	$82,818
Accrued vacation	64,576	40,899
Accrued bonuses	400,773	251,838
Accrued professional services	152,160	245,340
Accrued research and development expenses	356,829	134,888
Accrued general and administrative expenses	93,553	145,754
Other	28,641	34,665
	$1,170,622	$936,202

7.	Commitments

Operating Leases

The Company leases office space in Foxborough, Massachusetts and office and laboratory space in Salt Lake City, Utah used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on May 31, 2008, and the Company has an option to renew the lease at the end of the initial term for an additional five-year term. The Salt Lake City, Utah lease expires on November 30, 2009 and the Company has an option to renew the lease at the end of the initial lease term for an additional five-year term. Total rent expense under operating leases was $320,177 and $294,456 for the years ended December 31, 2006 and 2005, respectively. Future minimum lease payments required under noncancellable operating leases at December 31, 2006, are as follows:

Year ending December 31:
2007	$339,611
2008	254,005
2009	181,500
Total minimum lease commitments	$775,116

Capital Leases

In October 2003, the Company entered into a loan and security agreement (the “Capital Lease Line”) with a lender that allows for the Company to borrow funds to finance the purchase of equipment, hardware, leasehold improvements and software. The Company may borrow up to $1,300,000 under this Capital Lease Line. As of December 31, 2006, the Capital Lease Line had approximately $100,000 remaining available to the Company. All borrowings under the Capital Lease Line are collateralized by the assets financed. In connection with the Capital Lease Line, the Company issued to the lender 20,000 warrants to purchase Series A Preferred Stock in 2003. At the closing of the Merger, such warrant converted to a warrant to purchase 20,000 shares of common stock. The warrants, valued at $10,506 under the Black-Scholes model, are exercisable at the option of the holder at $1.00 per share, and expire ten years from the date of issuance. The fair value is being charged to interest expense over the term of the Capital Lease Line. The Capital Lease Line will expire upon the termination of the last remaining lease schedule which, as December 31, 2006, is June 22, 2010.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

During 2006 and 2005, the Company received gross proceeds of $237,771 and $265,080, respectively, from financings completed under the Capital Lease Line.

All financings under the Capital Lease Line have a term of 42 months, a $1.00 buyout option and monthly payments ranging from approximately 2.7% to 2.9% of the total cost of the equipment financed.

At December 31, 2006 and 2005, the Company had capitalized lease equipment totaling $1,259,385 and $990,401 with related accumulated amortization of $716,449 and $460,819, respectively. Such amounts are included in the respective classifications of property and equipment in Note 5. The Company paid interest under the Capital Lease Line for the years ended December 31, 2006 and 2005 of $56,938 and $46,943, respectively.

Future minimum cash payments under the Capital Lease Line at December 31, 2006 are as follows:

Year ending December 31:
2007	$335,751
2008	170,797
2009	87,701
2010	16,738
610,987
Less amount representing interest	(64,759)
Present value of minimum future payments	546,228
Less current portion of capital leases	(295,948)
Long-term portion of capital leases	$250,280

8.	Notes Payable

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

On December 27, 2005, the Company entered into a Loan and Master Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (the “Lender”). The Loan Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 became available immediately (“Tranche 1”) and the remaining $2,000,000 is available upon the achievement of certain milestones. Because we did not meet these milestones, the remaining $2,000,000 is no longer available to the Company. As a condition to borrowing any funds under Tranche 1, the Company was required to pay all amounts outstanding and due under the Company’s existing Line of Credit and fully satisfy and discharge all related liens, claims and encumbrances on our property and intellectual property. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Loan Agreement provides for customary conditions to the Company’s ability to borrow, as well as customary covenants and default provisions. The Loan Agreement also contains certain acceleration clauses. Borrowings under the agreement bear interest at the Federal Reserve’s Three (3) year Treasury Constant Maturities Rate plus 4.2 percent. The Company is required to make interest only payments on all draw-downs for the first six months and the remaining principal and interest will be repaid over 30 months. In connection with the execution of the Loan Agreement, the Company issued to the Lender a ten-year warrant to purchase up to 71,301 shares of common stock at an exercise price of $1.40 per share. The Company recorded the fair value of the warrant of $97,246 as deferred financing cost which amount is being amortized as interest expense over the term of the Loan. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

On January 10, 2006, the Company borrowed $4,000,000 under the Loan (the “Initial Borrowing”). The Initial Borrowing bears interest at 10.72% annually and interest only is payable for six months; thereafter, the Initial Borrowing will be payable in thirty equal monthly payments of principal plus interest of $152,588. If the Company fails to pay any amounts borrowed when due, the Lender may declare that all amounts borrowed pursuant to the Loan Agreement are immediately due and payable. In connection with the Initial Borrowing, the Company issued to the Lender a ten-year warrant to purchase up to 55,944 shares of the Company’s common stock at an exercise price of $1.79 per share. The warrant was valued under the Black Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 10-year term. The Company recorded the fair value of the warrant of $77,918 as a deferred financing cost which amount is being amortized as interest expense over the thirty-six month term of the loan. In 2006, the Company paid interest of $407,546 related to the Initial Borrowing.

Future minimum cash payments with respect to the Initial Borrowing are as follows as of December 31, 2006:

Year ending December 31:
2007	$1,540,242
2008	1,713,714
2009	151,237
Total	3,405,193
Less current portion of loan	(1,540,242)
Long-term portion of loan	$1,864,951

9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2006, the Company has federal and state net operating loss carryforwards of approximately $25,991,512 and $23,744,467, respectively, available to offset future federal and state taxable income to the extent permitted under the Internal Revenue Code (IRC), expiring in varying amounts through 2026. Under the IRC, certain substantial changes in the Company’s ownership may limit the amount of net operating loss and credits carryforwards that can be utilized in any one year to offset future taxable income.

The Company has net deferred tax assets at December 31, 2006 and 2005 that consist of the following:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$9,823,794	$6,238,861
Stock-based compensation	1,492,456	1,142,450
Research credits carryforwards	959,178	626,157
Capital lease obligations	219,966	246,669
Other	422,077	230,870

Total deferred tax assets	12,917,471	8,485,007
Valuation allowance	(11,973,009)	(8,156,619)

Total deferred tax assets, net of valuation allowance	944,462	328,388
Deferred tax liabilities:
Intangible assets, net	(725,822)	(81,719)
Property and equipment, net	(218,640)	(246,669)

Total deferred tax liabilities	(944,462)	(328,388)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Year ended December 31,
	2006	2005

Benefit from income taxes at statutory rate	$(4,174,366)	$(3,170,793)
Stock-based compensation	175,130	—
In-process research and development	544,761	—
Research credits	(225,260)	(189,274)
Change in valuation allowance	3,639,087	3,137,035
Other	40,648	223,032
Benefit from income taxes	$—	$—

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

10.	Preferred Stock

As of December 31, 2006 and 2005, the Company had 50,000,000 shares of preferred stock authorized and no shares issued and outstanding.

11.	Stockholders’ Equity

Common shares reserved for future issuance at December 31, 2006 consist of the following:

Stock options	4,188,391
Warrants	10,585,398
Total common shares reserved	14,773,789

Total warrants outstanding at December 31, 2006 by expiration date were as follows:

	Number of Shares	Exercise Price per Share	Expiration Date

Common stock warrants	48,430	$0.10	August 13, 2007
Common stock warrants	100,000	$3.00	November 4, 2009
Common stock warrants	660,000	$6.00	November 4, 2009
Common stock warrants	5,052,306	$1.60	September 26, 2010
Common stock warrants	4,505,988	$1.40	October 18, 2011
Common stock warrants	20,000	$1.00	December 8, 2013
Common stock warrants	71,429	$2.10	March 31, 2015
Common stock warrants	71,301	$1.40	December 27, 2015
Common stock warrants	55,944	$1.79	January 10, 2016
Total outstanding at the end of the year	10,585,398

During 2006, the Company issued 100,000 shares of restricted common stock to an employee, none of which was vested as of December 31, 2006.

Private Placement

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

On October 18, 2006, the Company completed a private placement (“2006 Private Placement”) whereby it sold 8,336,668 shares of its common stock and issued warrants to purchase up to 4,168,338 shares of its common stock to accredited investors resulting in net proceeds, assuming no exercise of the warrants, of approximately $9,316,000. These warrants were valued at $4,696,154 calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 4.78%, no dividend yield and a 5-year term.

The Shares were issued at a purchase price of $1.20 per share pursuant to the terms of a Securities Purchase Agreement entered into by the Company and each of the investors. Each of the investors received a five (5)-year warrant to purchase up to fifty percent (50%) of the number of Shares purchased by such investor in the 2006 Private Placement, at an exercise price per share of $1.40.

C.E. Unterberg, Towbin, LLC and WBB Securities, LLC served as placement agents for the 2006 Private Placement and, for services rendered, received aggregate cash consideration of approximately $630,280. For their services, C.E. Unterberg, Towbin, LLC also received a warrant to purchase up to 337,650 shares of common stock on the same terms as the investor warrants. These warrants were valued at $380,405 calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 4.78%, no dividend yield and a 5-year term.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

In consideration of the investment in the 2006 Private Placement, the Company granted to each investor certain registration rights with respect to the Shares and the Warrant Shares. The Shares and Warrant Shares, except for shares and warrant shares held by Oxford Bioscience Partners and affiliated entities (Oxford), were registered under a Form SB-2, which the Securities and Exchange Commission declared effective on February 13, 2007. The shares and warrant shares held by Oxford were not included in the Form SB-2 due to the Securities and Exchange Commission’s determination that Oxford was a “deemed underwriter”. As a result, the Company agreed to issue to Oxford a certain number of shares of its restricted common stock valued at $50,000 in exchange for Oxford agreeing to waive its registration rights and any liquidated damages that it may have been entitled to receive under the Registration Rights agreement. This amount will be charged to expense in 2007.

12.	Stock Option Plans

Prior to January 1, 2006, the Company accounted for stock-based awards issued to employees under its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no compensation expense was recorded for options awarded to employees with exercise prices equal to or in excess of the stock’s fair market value on the grant date. The Company elected to adopt, for periods prior to January 1, 2006, the disclosure-only requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (collectively, SFAS 123) which used a fair value based method of accounting for share-based awards. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) using the modified prospective transition method. In conjunction with the adoption of SFAS 123R, the Company applied the principles of Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R.

SFAS 123R requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The Company elected to determine the fair value of stock options using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized under SFAS 123.

In accordance with the provisions of the modified prospective transition method under SFAS 123R, the Company has not restated prior period amounts. Under this transition method, compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the vesting period of the award on a straight-line basis. The Company adjusts this estimate to reflect actual forfeitures at the end of each reporting period. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.

As a result of adopting SFAS 123R, the Company recorded stock-based compensation of $962,586, or $0.03 per share, for the year ended December 31, 2006 for stock-based awards granted to employees. These amounts represent an incremental charge of $376,839, or $0.01 per share, as compared to the Company’s previous method of accounting for stock-based awards to employees under APB 25. The Company has not capitalized any employee stock-based compensation in its balance sheets and the adoption of SFAS 123R had no impact on its cash flow from operations or financing activities.

The Company accounts for stock-based awards issued to non-employees in accordance with the provisions of SFAS 123R and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), under which compensation expense is generally computed and recognized as awards vest.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table presents the Company’s pro forma net loss and net loss per common share for the year ended December 31, 2005 had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at grant dates as calculated in accordance with SFAS 123.

Year Ended December 31, 2005
Net loss as reported	$(9,325,865)
Add: Stock-based employee compensation expense included in reported net loss	585,747
Deduct: Stock-based employee compensation expense determined under fair value-based method for all employee awards	(867,199)
Pro forma net loss	$(9,607,317)
Basic and diluted net loss per share as reported	$(0.51)
Pro forma basic and diluted net loss per share	$(0.52)

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair values of options granted during the years ended December 31, 2006 and 2005 were $1.13 and $1.45 per share, respectively. As required by SFAS 123R, the Company records stock-based compensation expense only for those awards that are expected to vest. Forfeitures were estimated based on historical experience and the Company expects forfeitures to be 5% annually. The following assumptions were made for options granted during the years ended December 31, 2006 and 2005:

	2006	2005
Expected volatility (1)	100%	100%
Expected dividend yield (2)	0%	0%
Expected lives of options (in years) (3)	6.25-9	5
Risk-free interest rate (4)	4.78%	3.75%

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

(2)	No cash dividends have been declared on the Company’s common stock since the Company’s inception and the Company does not anticipate paying cash dividends over the expected term of the option.

(3)	During 2006, the expected life is generally determined using the short-cut method permitted under SAB No. 107.

(4)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturity dates equivalent to the expected term of the option.

As of December 31, 2006, there was $1,871,782 of total unrecognized compensation cost related to non-vested options granted to employees under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.89 years.

Stock Option Plans

2002 Equity Incentive Plan

On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Equity Incentive Plan (the 2002 Equity Plan). The 2002 Equity Plan provides for the granting of shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for officers, directors, employees, consultants and advisers. On June 7, 2006, Cyberkinetics’ Board of Directors and its stockholders amended the 2002 Equity Plan to increase the total number of shares available from 3,500,000 to 4,400,000. At December 31, 2006, a total of 3,123,976 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Equity Plan.

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

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

2002 Founders’ Option Plan

On August 12, 2002, the Company’s Board of Directors and stockholders adopted the 2002 Founders’ Option Plan (the 2002 Founders’ Plan). The 2002 Founders’ Plan provides for the granting of shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for certain key employees and stockholders. Options granted under the 2002 Founders’ Plan will expire no more than ten years from the date of grant and generally vest monthly over a four-year period beginning from the date of grant. The total number of shares available under the 2002 Founders’ Plan is 1,230,915. At December 31, 2006, a total of 1,064,415 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Founders’ Plan.

A summary of option activity for all plans for the year ended December 31, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,239,967	$0.54
Granted	1,192,653	$1.45
Exercised	(84,748)	$0.19
Forfeited	(159,481)	$1.65
Outstanding at December 31, 2006	4,188,391	$0.76	8.04	$2,788,344
Exercisable at December 31, 2006	2,263,701	$0.36	7.87	$2,448,978

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $1.22 market price of the Company’s common stock at December 31, 2006. The total intrinsic value of stock options exercised during the years ended December 31, 2006 and 2005 was $112,669 and $270,238, respectively, determined on the date of exercise. During the years ended December 31, 2006 and 2005, the Company received proceeds of $16,056 and $20,612, respectively, from the exercise of stock options.

During 2003, stock options to purchase common stock were issued to consultants at exercise prices less than the fair value of the underlying common stock, with performance-based vesting. These options have been recorded at fair value using the Black-Scholes option-pricing model assumptions. These options are subject to variable plan accounting and are re-measured at each reporting period. During the years ended December 31, 2006 and 2005, the Company recorded stock-based compensation expense related to options issued to non-employees of $649,233 and $805,749, respectively.

13.	Acquisition of Andara Life Science, Inc.

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

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

The total consideration of $3,102,000 consisted of $2,912,000 of unrestricted Cyberkinetics common stock and approximately $190,000 in transaction costs which primarily consisted of fees paid for legal and accounting services. The Company determined the value of the common stock issued to acquire Andara based on the fair market value of the common stock on the closing date of acquisition in accordance with EITF Issue 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.  The amount of consideration paid by Cyberkinetics was determined through arms-length negotiation between Cyberkinetics and Andara. There was no material pre-existing relationship between Andara or its stockholders and the Company or any of its affiliates, directors or officers, or any associate of a director or officer of the Company.

The fair value of the tangible and intangible assets acquired and liabilities assumed were recorded as follows:

Property and Equipment	$2,012
Intangible assets
Non-competition agreements (estimated useful lives of 3 years)	213,632
Developed technology (estimated useful life of 10 years)	1,709,054
Acquired in process research and development	1,602,239
Current Liabilities	(425,000)
Net assets acquired	$3,101,937

The fair market value of the intangible assets acquired was based on a valuation determined using an income approach for the developed technology and a discounted cash flow analysis for the non-competition agreements and In Process Research and Development (“IPR&D”). The discount rate used in determining the net present value of the cash flows was 36% and is consistent with the overall risks of developing the projects. In determining the value of the IPR&D, the Company considered the clinical development timeline and costs, market size and nature of the industry. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. The IPR&D was written off immediately upon the consummation of the transaction and is presented as a separate line on the Company’s Statement of Operations. The non-competition agreements and developed technology are being amortized over their estimated useful life of three and ten years, respectively.

The Company’s Statement of Operations includes the results of operations of Andara since the date of the acquisition. For the year ended December 31, 2006, the Company recorded $211,852 of amortization expense related to the non-competition agreements and developed technology of which the entire amount was included in research and development.

The following unaudited pro forma consolidated information gives effect to the acquisition of Andara as if the acquisition occurred on January 1, 2005.

	Year Ended December 31,
	2006	2005
Total revenue	$1,680,035	$1,058,783
Net loss	(10,893,048)	(10,701,003)
Net loss per share	$(0.37)	$(0.52)

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that may be obtained in the future.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

14.	Licensing Arrangements

In August 2002 (see Note 13), the Company issued warrants to purchase 48,430 fully paid and nonassessable warrants for shares of common stock to BURF, at a price of $0.10 per share, as partial consideration for an exclusive, royalty-bearing license, including the right to grant sublicenses, of Brown University’s and MIT’s collaborative licensed technology pertaining to neural signal decoding. These warrants expire in July 2007. Also in consideration, the Company issued 43,600 and 10,900 shares of common stock to BURF and to MIT, respectively. In addition, the Company will pay BURF royalties equal to 3% of the first $50,000,000 of aggregate net sales, and 1.5% of net sales over $50,000,000. The Company paid a fee of $50,000 upon execution, which was charged to research and development expense, and will commence paying $50,000 each year in maintenance fees beginning on the third anniversary date. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the date on which the last valid claim of infringement by the manufacture, use or sales of the licensed product would cease to be a valid claim. After such lapse, no further royalty payment will be due in each respective country, and the Company will hold a fully paid-up, perpetual, exclusive, irrevocable, royalty-free license. During 2006 and 2005, the Company made $50,000 maintenance fee payments to Brown due under this license agreement. These amounts are being amortized to research and development expense on a straight-line basis over the applicable one year period covered by each respective maintenance payment. The Company has the right to terminate the license agreement with BURF and MIT at any time by giving written notice. Termination will not release either party from any obligations that have matured by the effective termination date, and certain obligations survive the termination, including royalty payments on net sales of licensed products, as defined.

The common stock issued to BURF and MIT was recorded using a fair value of $0.15 per share. In accordance with guidance in APB 29, Accounting for Non-Monetary Transactions (APB 29), the Company determined that using the market value of the common stock on the date the shares were issued was a better measure of the value of the transaction rather than using the value of the license agreement, which was not as readily determinable. The aggregate fair value of the common stock issued to BURF and MIT was $8,175, and was expensed to research and development in 2002. The warrants vest upon the occurrence of four certain vesting events. In accordance with FAS 123, as amended by FAS 148, and EITF Issue 96-18, the Company has determined that the measurement date is the date at which vesting occurs. A significant disincentive for nonperformance does not exist and thus there is no performance commitment. A “vesting event” occurs when the Company elects to exercise its option to acquire an exclusive license to an Additional Invention, as defined in the license agreement, and such additional license is licensed to the Company in accordance with the license agreement. The warrant will vest 25% for the first vesting event, 25% for the second vesting event, 25% for the third vesting event, and 25% for the fourth vesting event. Based on this vesting schedule, the amount of shares that will eventually vest, if any, is uncertain at the time of grant. In accordance with guidance noted above, the Company will use the lowest aggregate amount within a range of potential values for measurement and recognition purposes. Such amount is currently zero. The Company performs a quarterly evaluation of whether Additional Inventions exist that it may be interested in acquiring an exclusive license. If strong evidence exists that the Company will elect to acquire an exclusive license to an Additional Invention, the Company will determine the fair value of the first 25% of the warrants, or more as appropriate, using the Black-Scholes option-pricing model. The Company will record the fair value of the warrants to research and development expense when the warrants vest. In September, 2005, the
 Company signed a collaborative research and licensing agreement with Brown University through which Cyberkinetics will allow specific researchers at Brown University access to certain human clinical data obtained through the Company’s research and development programs in exchange for the Company’s right to a range of options to exclusive worldwide licenses for any proprietary inventions derived from the work done by the researchers based upon Cyberkinetics’ data. In connection with executing the agreement, the Company agreed to fully vest the warrant. As a result, the Company charged $90,077, the fair value of the warrant, to research and development expense. The value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 2-year term.

In August 2002, the Company entered into an agreement with Emory University (“Emory”) for an exclusive, sublicenseable, royalty-bearing license for Emory’s technology pertaining to the control of external devices by nervous system signals. The Company paid fees of $40,000 related to the license, and issued 40,000 shares of common stock in partial consideration. The Company agreed to pay a 3% royalty on the first $17 million in annual net licensed product sales, and 1% on net sales exceeding $17 million within the same year. These annual royalties payable may be reduced by 50% of royalties payable to third parties by the Company or its affiliates or sublicensees on the same net sales, provided that no less than 1% of net sales is paid to Emory in any given year. The royalties will terminate at the later of either the expiration of the last valid claim upon the patents or the tenth year anniversary of the Company’s first commercial shipment. Additionally, the Company is obligated to make milestone payments to Emory of $25,000 and $50,000 upon the occurrence of U.S. Investigational Device Exemption (“IDE”) approval and U.S. 510(k) approval, respectively. Commencing upon the fourth anniversary of the agreement’s effective date, the Company will make annual minimum royalty payments of $75,000 to Emory. During 2006, the Company made its first annual minimum royalty payment of $75,000 to Emory. This amount is being amortized to research and development expenses on a straight-line basis over the one year period applicable to the maintenance payment. These minimum royalties may net against the running royalties payable in the same period. The 40,000 shares of common stock issued was recorded using a fair value of $0.15 per share. In accordance with APB 29, the Company determined that using the market value of the common stock on the date the shares were issued was a better measure of the value of the transaction rather than using the value of the license agreement which was not as readily determinable. The aggregate fair value of the common stock issued to Emory was $6,000, and was expensed to research and development in 2003. The $30,000 reimbursement and $10,000 execution fees were charged to research and development expense in 2002. The $25,000 milestone payment for U.S. IDE approval was charged to research and development in 2004.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements – (Continued)

In January 2003, the Company issued warrants to purchase 33,189 shares of common stock to the University of Utah Research Foundation (“UURF”), for an exercise price of $0.015 per share, in partial consideration for an exclusive, royalty-bearing license, including right to grant sublicenses for UURF’s proprietary technology pertaining to neural signal amplification and electrode arrays. These warrants expire in August 2007. The fair value of the warrants were determined using the Black-Scholes method based on contractual lives of the warrants of five years, a risk-free interest rate of 3.33%, volatility of 70% and no expected dividends. The market value of the common stock used in this fair value calculation was $0.15 per share. The fair value of the warrants was determined to be $4,554. The warrants were fully exercisable upon execution of the agreement and accordingly, the full fair value of $4,554 was recorded immediately to research and development expense. In addition to the warrants, the Company will also pay UURF royalties equal to 2.5% of net sales of licensed products. The Company will also pay UURF royalties equal to 40% of gross consideration, as defined in the license agreement, received from sublicensees through December 31, 2003, 30% through December 31, 2005 and 25% thereafter. The Company has paid $3,000 to UURF in each of the years ended December 31, 2006 and 2005, respectively. The Company has the right to terminate the license agreement at any time by giving written notice. Termination will not release either party from any obligation or liability accrued prior to the effective termination date. The Company will also be required to pay royalties to UURF on any licensed products held at termination, which are disposed of within 90 days of the effective termination date.

In connection with the acquisition of Andara in February 2006, the Company became the licensee of an exclusive, sublicenseable, royalty bearing license with Purdue Research Foundation (“PRF”) for the development and commercialization of the PRF technology pertaining to the Andara™ OFS™ system and the Andara™ OFS Plus™ system, and a series of neurotrophic and other drugs to be utilized with the Andara OFS™ system or on their own. The Company agreed to pay royalties to PRF based upon gross receipts generated from the various licensed products. The OFS Plus™ technology is co-licensed from Indiana University Research and Technology Corporation (“IURT”). The Company has not yet generated any gross receipts related to the PRF technology. The Company agreed to pay a 3% royalty on product sales of the Andara™ OFS™ system and a 6% royalty on product sales of the Andara™ OFS Plus™ system. The Company may reduce, by up to 50%, the royalties due to PRF by the royalties paid to third parties provided the reductions do not exceed 50% during any given annual reporting period. The Company is not required to make any milestone payments related to the Andara™ OFS™ system and Andara™ OFS Plus™ system. For the remaining licensed products, the Company is obligated to make up to four milestone payments to PRF for each product; one at the completion of each clinical trial phase I, II and III, respectively and one at the time of the product launch. The milestone payments range from $30,000 due at completion of clinical trial phase I to $1,500,000 due at the time of product launch. Such payments vary in scale depending on potential market size of the product. The Company is obligated to make annual maintenance payments to PRF of $100,000 beginning in 2009, $250,000 in 2010 through 2012 and $500,000 in 2013 and beyond. These maintenance payments may be credited against any royalties or other payments due to PRF during the same annual period. This license agreement will terminate at the later of either the expiration of the last valid claim upon the patents or the tenth-year anniversary of the first commercial shipment of a licensed product.

15.	Related Party Transactions

During 2006 and 2005, the Company recognized product sales of $32,050, and $4,013 to Brown University, respectively. The Company’s Chief Scientific Officer, who is also a member of the Company’s Board of Directors, is a professor and the Chairman of the Neuroscience Department at Brown University. There were no amounts due from Brown University at December 31, 2006 and 2005.

The Company recognized product sales of $22,000 and $4,395 to the University of Chicago in 2006 and 2005. A member of the Company’s Board of Directors is an assistant professor at the University of Chicago. Amounts due from the University of Chicago at December 31, 2006 and 2005 totaled $2,032 and $0 respectively.

16.	Employee Benefit Plan

The Company sponsors a defined contribution 401(k) benefit plan for all employees over the age of 21. Employees may elect to defer up to 15% of their annual compensation, up to the statutory limits. The Company matches the contributions of employees at 50% of the first 4% of their contributions. The Company made contributions to the plan of $41,822 and $47,327 during 2006 and 2005, respectively.

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

During the two fiscal years ended December 31, 2004 and 2003, and in the subsequent interim period through June 30, 2005, the Company had not consulted with Vitale, Caturano & Company, Ltd. on any matter.

ITEM 8A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.  As of December 31, 2006, an evaluation was carried out under the supervision and with the participation our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.  There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

On March 20, 2007, the Company issued a press release announcing its results for the quarter ended December 31, 2006. A copy of this press release is attached hereto as exhibit 99.1.

Jonathan T. Hartmann, Vice President, Sales and Marketing, has resigned from the Company effective April 6, 2007 to pursue other interests. In the short term, Mr. Hartmann’s responsibilities will be assumed by Timothy R. Surgenor, President and Chief Executive Officer. Mr. Surgenor has extensive experience in this area. The Company has retained experienced consultants to develop the necessary materials in the areas of customer training, marketing materials, and reimbursement programs and is currently recruiting clinical and sales and marketing staff to support the anticipated launch of the Andara™ OFS™ System which could be by the end of 2007.

Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on or about June 13, 2007 that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graphs included in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on or about June 13, 2007.

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

The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on or about June 13, 2007 to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

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

2.3
Agreement and Plan of Merger by and among Andara™ Life Science, Inc. Andara™ Acquisition Corp and Cyberkinetics, Inc., dated February 14, 2006 (incorporated by reference to Annual Report on Form 10-K filed March 30, 2006).

3.1	Certificate of Incorporation (incorporated by reference to Current Report on Form 8-K filed October 8, 2004).

3.2	Bylaws (incorporated by reference to Current Report on Form 8-K filed October 8, 2004)

4.1	Form of Warrant, issued November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).

4.2	Common Stock Registration Rights Agreement, dated November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).

4.3	Warrant Shares Registration Rights Agreement, dated November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).

4.4	Warrant issued to University of Utah Research Foundation, dated August 13, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

4.5	Warrant issued to Brown University Research Foundation, dated August 13, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

4.6	Warrant issued to General Electric Capital Corporation, dated December 8, 2003 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004)

4.7	Registration Rights Agreement, dated October 7, 2004 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

4.8	Warrant issued to Silicon Valley Bank, dated March 31, 2005 (incorporated by reference to Current Report on Form 8-K filed April 4, 2005)

4.9	Form of Warrant, issued September 26, 2005 (incorporated by reference to Current Report on Form 8-K filed September 28, 2005).

4.10	Registration Rights Agreement, dated September 26, 2005 (incorporated by reference to Current Report on Form 8-K filed September 28, 2005).

4.11	Warrant issued to General Electric Capital Corporation, dated January 10, 2006 (incorporated by reference to Current Report on Form 8-K filed January 13, 2006)

4.12	Form of Warrant, issued October 18, 2006 (incorporated by reference to Current Report on Form 8-K filed October 19, 2006).

4.13	Form of Warrant, issued October 18, 2006 (incorporated by reference to Current Report on Form 8-K filed October 19, 2006).

4.14	Registration Rights Agreement, dated October 18, 2006 (incorporated by reference to Current Report on Form 8-K filed October 19, 2006).

10.1	Employment Agreement with Timothy R. Surgenor, dated November 3, 2004 (incorporated by reference to Current Report on Form 8-K filed November 8, 2004).

10.2	Securities Purchase Agreement, dated November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).

10.3*
License Agreement between Bionic Technologies, Inc. and University of Utah Research Foundation, dated August 1, 1996 and amended as of October 15, 1997, November 10, 1999 and February 7, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10.4	Consulting Agreement between Cyberkinetics, Inc. and John Donoghue, dated July 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004)

10.5*
License Agreement among Brown University Research Foundation, Massachusetts Institute of Technology and Cyberkinetics, Inc. dated August 13, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10.6*	Exclusive License Agreement between Emory University and Cyberkinetics, Inc., dated August 28, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10.7	Lease Agreement between Cyberkinetics, Inc. and 100 & 200 Foxborough Boulevard Realty Trust, dated May 9, 2003 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

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

10.10	Second Amended and Restated Founders' Option Plan (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10.11
Clinical Study Agreement, dated May 10, 2004, by and among Cyberkinetics, Inc., Rhode Island Hospital and Gerhard Friehs, M.D. (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10.12	Form of Lock-Up Agreement with certain shareholders, dated October 7, 2004 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

10.13	Lease agreement between Kax Co. and Cyberkinetics Inc., dated January 28, 2005 (incorporated by reference to Current Report on Form 8-K filed February 1, 2005.)

10.14	Employment Agreement between Cyberkinetics, Inc. and John Donoghue, dated March 24, 2005 (incorporated by reference to Current Report on Form 8-K filed March 28, 2005)

10.15	Loan and Master Security Agreement between Silicon Valley Bank and Cyberkinetics, Inc. dated March 31, 2005 (incorporated by reference to Current Report on Form 8-K filed April 4, 2005.)

10.16	Third Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Current Report on Form 8-K filed June 28, 2005).

10.17	Securities Purchase Agreement dated September 26, 2006 (incorporated by reference to Current Report on Form 8-K filed September 28, 2005).

10.18
Loan and Master Security Agreement between General Electrical Capital Corporation and Cyberkinetics, Inc. dated December 25, 2005 (incorporated by reference to Current Report on Form 8-K filed December 27, 2005.)

10.19	Promissory Note between General Electrical Capital Corporation and Cyberkinetics, Inc. dated January 10, 2006 (incorporated by reference to Current Report on Form 8-K filed January 13, 2006.)

10.20	Employment Agreement between Cyberkinetics, Inc. and Mark A. Carney, dated February 14, 2006 (incorporated by reference to Current Report on Form 8-K filed February 21, 2006)

10.21*	License Agreement between Purdue Research Foundation and Andara™ Life Science, Inc., dated February 28, 2005(incorporated by reference to Annual Report on Form 10-KSB filed March 30, 2006).

10.22*
License Agreement between Indiana University Research and Technology Corporation and Andara™ Life Science, Inc., dated July 29, 2005(incorporated by reference to Annual Report on Form 10-KSB filed March 30, 2006).

10.23	Fourth Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Current Report on Form 8-K filed June 9, 2006).

10.24*
Development Proposal and Agreement between Minnetronix, Inc., Andara Life Science, Inc. and Cyberkinetics Neurotechnology Systems, Inc. dated May 30, 2006 (incorporated by reference to Quarterly Report on Form 10-QSB filed August 14, 2006).

10.25*
Cost Reimbursement Subcontract Agreement between Case Western Reserve University and Cyberkinetics Neurotechnology Systems, Inc., dated March 31, 2006 (incorporated by reference to Current Report on Form 8-K filed April 6, 2006).

10.26	Employment Agreement between Cyberkinetics, Inc. and Kurt H. Kruger dated September 18, 2006 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 14, 2006).

10.27	Securities Purchase Agreement dated October 18, 2006 (incorporated by reference to Current Report on Form 8-K filed October 19, 2006).

14.1	Code of Business Conduct and Ethics adopted as of December 6, 2006. (incorporated by reference to Current Report on Form 8-K filed December 12, 2006)

16.1	Letter from Morgan & Company regarding change in independent accountants dated October 7, 2005 (incorporated by reference to Current Report on Form 8-K filed October 8, 2005).

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Vitale, Caturano & Company, Independent Registered Public Accounting Firm, filed herewith.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herewith.

99.1	Press Release dated March 20, 2007 announcing results for quarter ended December 31, 2006.

*	Confidential treatment was approved by the staff of the Securities and Exchange Commission for certain portions of these agreements.

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

CYBERKINETICS NEUROTECHNOLOGYSYSTEMS, INC.

By:	/s/ Timothy R. Surgenor
Timothy R. Surgenor
President and Chief Executive Officer (Principal Executive Officer)
Date: March 30, 2007

By:	/s/ Kurt H. Kruger
Kurt H. Kruger
Chief Financial Officer (Principal Financial Officer)
Date: March 30, 2007

By:	/s/ Kimi E. Iguchi
Kimi E. Iguchi
Vice President, Finance (Principal Accounting Officer)
Date: March 30, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Timothy R. Surgenor, Kurt H. Kruger and Kimi E. Iguchi, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Timothy R. Surgenor	President, Chief Executive Officer, Director	March 30, 2007
Timothy R. Surgenor	(Principal Executive Officer)

/s/ Kurt H. Kruger	Chief Financial Officer	March 30, 2007
Kurt H. Kruger	(Principal Financial Officer)

/s/ Kimi E. Iguchi	Vice President, Finance	March 30, 2007
Kimi E. Iguchi	(Principal Accounting Officer)

/s/ John P. Donoghue	Chief Scientific Officer, Director	March 30, 2007
John P. Donoghue

/s/ Mark A. Carney	Executive Vice President, Director	March 30, 2007
Mark A. Carney

/s/ Mark P. Carthy	Director	March 30, 2007
Mark P. Carthy

/s/ George N. Hatsopoulos	Director	March 30, 2007
George N. Hatsopoulos, Ph.D.

/s/ Nicholas G. Hatsopoulos	Director	March 30, 2007
Nicholas G. Hatsopoulos, Ph.D.

/s/ Theo Melas-Kyriazi	Director	March 30, 2007
Theo Melas-Kyriazi

/s/ Daniel E. Geffken	Director	March 30, 2007
Daniel E. Geffken