Form 10QSB
period 2007-03-31
Cyberkinetics Neurotechnology Systems, Inc.
filed 2007-05-15
CIK 1180253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2007 the Registrant had 37,563,783 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORM 10-QSB INDEX

		Page Number
Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006
	(Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006
	(Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	13

Item 3.	Controls and Procedures	19

Part II - Other Information

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

		20
Item 6.	Exhibits

	Signatures	21

	EX-31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	EX-31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	EX-32.1 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	EX-99.1 Press Release Dated May 10, 2007.

Cyberkinetics Neurotechnology Systems, Inc.

Condensed Consolidated Balance Sheets

	As of
	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,176,067	$11,835,534
Accounts receivable	303,523	332,288
Inventory	726,362	697,947
Prepaid expenses and other current assets	524,095	563,483
Total current assets	10,730,047	13,429,252

Property and equipment, net	519,518	569,256
Intangible assets, net	1,736,232	1,802,390
Deposits and other assets	198,402	208,928
Goodwill	94,027	94,027
Total assets	$13,278,226	$16,103,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$420,249	$882,141
Accrued expenses	1,468,545	1,170,622
Current portion of capital lease obligations	244,208	295,948
Current portion of notes payable and line of credit	1,581,890	1,540,242
Total current liabilities	3,714,892	3,888,953

Capital lease obligations, net of current portion	211,679	250,280
Notes payable, net of current portion	1,453,513	1,864,951
Total long-term liabilities	1,665,192	2,115,231

Commitments — Note 6

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,562,657 and 37,409,214 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	37,563	37,409
Additional paid-in capital	44,753,200	44,337,458
Accumulated deficit	(36,892,621)	(34,275,198)
Total stockholders’ equity	7,898,142	10,099,669
Total liabilities and stockholders’ equity	$13,278,226	$16,103,853

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Product sales	$381,078	$132,200
Grant income	115,366	252,480
Total revenues	496,444	384,680

Operating expenses:
Cost of product sales	114,362	49,768
Research and development	1,587,774	1,396,278
Sales and marketing	249,010	109,979
General and administrative	1,174,562	1,054,089
In-process research and development	-	1,602,239
Total operating expenses	3,125,708	4,212,353

Operating loss	(2,629,264)	(3,827,673)

Other income (expense):
Interest income	130,129	108,832
Interest expense	(118,288)	(181,816)
Other income (expense), net	11,841	(72,984)

Net loss	$(2,617,423)	$(3,900,657)
Basic and diluted net loss per common share	$(0.07)	$(0.15)
Shares used in computing basic and diluted net loss per common share	36,331,674	26,876,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended,
	March 31, 2007	March 31, 2006
Operating activities
Net loss	$(2,617,423)	$(3,900,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,216	99,354
Stock-based compensation	403,294	380,905
In-process research and development	-	1,602,239
Non-cash interest on line of credit and notes payable	13,827	52,926
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	28,765	20,296
Prepaid expenses and other current assets	39,388	69,574
Inventory	(28,415)	(163,126)
Deposits and other assets	(3,301)	15,259
Accounts payable	(461,892)	(614,186)
Accrued expenses	297,923	155,546
Net cash used in operating activities	(2,198,618)	(2,281,870)

Investment activities
Purchases of property and equipment	(13,320)	(112,641)
Acquisition of Andara Life Science, Inc.	-	(21,190)
Net cash used in investing activities	(13,320)	(133,831)

Financing activities
Proceeds from note payable	-	4,000,000
Payments on note payable and line of credit	(369,790)	(3,000,000)
Proceeds from capital lease line	-	139,613
Payments on capital lease line	(90,341)	(66,261)
Net proceeds from issuance of common stock	12,602	448
Net cash provided by (used in) financing activities	(447,529)	1,073,800

Net decrease in cash and cash equivalents	(2,659,467)	(1,341,901)
Cash and cash equivalents at beginning of period	11,835,534	11,346,372
Cash and cash equivalents at end of period	$9,176,067	$10,004,471

Supplemental disclosure of noncash investing and financing activities
Common stock warrants issued in connection with notes payable	$-	$77,918

Acquisition of Andara Life Science, Inc.
Fair value of assets acquired	-	3,526,937
Assumed liabilities	-	(425,000)
Acquisition costs incurred	-	(189,850)
Fair value of common stock issued	-	$2,912,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Condensed Consolidated Financial Statements

1.  Nature of Business and Basis of Presentation

Cyberkinetics Neurotechnology Systems, Inc. (“Cyberkinetics” or the “Company”) is engaged in the research, development, manufacture, sale and distribution of neurological products. Cyberkinetics is developing the Andara™ Oscillating Field Stimulator (“Andara OFS System”) which is intended to restore function by regenerating nerve tissue damaged in spinal cord injury. The Company is also developing clinical products for human use designed to detect and interpret brain activity in real time. Cyberkinetics operates one business segment, which is the development, manufacturing and marketing of neurological products. Since its inception on May 2, 2001, the Company has devoted its efforts principally to research and development, licensing of intellectual property, business development activities and raising capital.

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

The Company's future capital requirements will depend upon many factors, including progress with marketing its technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in, obtaining regulatory approvals, competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Management expects that the Company will continue to incur negative cash flows and net losses for the foreseeable future. Based upon management's current plans, management believes that the Company's existing capital resources will be sufficient to meet the Company's operating expenses and capital requirements through at least December 2007. However, changes in management's business strategy, technology development, marketing plans or other events affecting management's operating plans and expenses, may result in the expenditure of existing cash before that time. If this occurs, the Company's ability to meet its cash obligations as they become due and payable will depend on the Company's ability to sell securities, borrow funds or some combination thereof. The Company may not be successful in raising necessary funds on acceptable terms, or at all. Having insufficient funds, the Company may be required to delay, scale back or eliminate some of its research and development activities or delay the launch of its product candidates.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the fiscal year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.

In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at March 31, 2007, the results of operations for the three months ended March 31, 2007 and March 31, 2006, and cash flows for the three months ended March 31, 2007 and March 31, 2006. The preparation of the Company’s condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

2.	Stock-Based Compensation

The Company accounts for all stock-based awards issued to employees in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The Company determines the fair value of stock options using the Black-Scholes valuation model. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the vesting period of the award on a straight-line basis. The Company adjusts this estimate to reflect actual forfeitures at the end of each reporting period.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

The Company accounts for stock-based awards issued to non-employees in accordance with the provisions of SFAS 123R and EITF No. 96-18, Accounting For Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), under which compensation expense is generally computed and recognized over the vesting period of the award.

The Company recorded stock-based compensation of $317,019 and $201,791for the three months ended March 31, 2007 and 2006 for stock-based awards granted to employees, respectively.

The weighted-average fair values of options granted during the three months ended March 31, 2007 and 2006 were $0.98 and $1.07 per share, respectively. Forfeitures were estimated based on historical experience and the Company expects forfeitures to be 5% annually. The following assumptions were made for options granted during the three months ended March 31, 2007 and 2006:

	2007	2006
Expected volatility (1)	105%	100%
Expected dividend yield (2)	0%	0%
Expected lives of options (in years) (3)	6.25	6.25
Risk-free interest rate (4)	4.55%	4.78%

(1)
The Company's common stock is approved for quotation on the Over-the-Counter Bulletin Board and began trading on October 15, 2004. Based on this short trading history, prior to 2007, the Company determined the expected volatility based on public small capitalization stocks with significant risk (scientific or otherwise), which tend to have a relatively high volatility. In 2007, the Company began calculating volatility based on its historical stock price.

(2)	No cash dividends have been declared on the Company's common stock since the Company's inception and the Company does not anticipate paying cash dividends over the expected term of the option.

(3)	The expected life is generally determined using the short-cut method permitted under SAB No. 107.

(4)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturity dates equivalent to the expected term of the option.

As of March 31, 2007, there was $2,020,353 of total unrecognized compensation cost related to non-vested options granted to employees under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.16 years.

A summary of option activity for all plans for the three months ended March 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,188,391	$0.76
Granted	433,800	$1.17
Exercised	(126,020)	$0.10
Forfeited	(3,171)	$1.28
Outstanding at March 31, 2007	4,493,000	$0.82	8.26	$1,893,589
Exercisable at March 31, 2007	2,652,139	$0.43	7.70	$1,769,980

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company's common stock for the options that had exercise prices that were lower than the $0.90 market price of the Company's common stock at March 31, 2007. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $109,637 and $1,628, respectively, determined on the date of exercise. During the three months ended March 31, 2007 and 2006, the Company received proceeds of $12,602 and $448, respectively, from the exercise of stock options.

Stock options issued to consultants have been recorded at fair value using the Black-Scholes option-pricing model. During the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense related to options issued to non-employees of $86,275 and $148,739, respectively.

3.	Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. The Company has excluded the impact of all unvested restricted stock, stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are antidilutive for all periods presented. As part of the Andara acquisition which closed during the first quarter of 2006, the Company issued 3,029,801 shares of common stock, of which 993,377 shares of common stock were issued pursuant to a restricted award and are subject to forfeiture. The shares subject to forfeiture have been excluded from the calculation of net loss per share. During 2006, the Company issued 100,000 shares of restricted stock to an employee. Such shares of restricted stock have been excluded from the calculation of net loss per share. The shares in escrow issued in connection with an Agreement and Plan of Merger in October 2004, which were cancelled in 2006, have been excluded from the calculation for all periods presented.

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	As of
	March 31, 2007	March 31, 2006
Options	4,493,000	4,023,933
Warrants	10,585,398	6,079,410
Restricted stock	1,093.377	993,377
Total	16,171,775	11,096,720

4.	Inventory

Inventory consists of the following:

	March 31, 2007	December 31, 2006
Raw materials	$160,937	$164,739
Work in process	324,837	317,413
Finished goods	240,588	215,795
Total	$726,362	$697,947

 Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

5.	Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2007	2006	Useful Life
Computer equipment	$256,231	$252,911	3 years
Software	203,807	193,806	3 years
Furniture and fixtures	61,445	61,445	3 years
Machinery and equipment	790,647	790,647	3 to 5 years
Leasehold improvements	59,896	59,896	Remaining lease term
	1,372,026	1,358,705
Less accumulated depreciation	(852,508)	(789,449)
Property and equipment, net	$519,518	$569,256

Depreciation expense, which includes amortization of assets under capital leases, was $63,059 and $63,460 for the three months ended March 31, 2007 and March 31, 2006, respectively.

6.	Commitments

Operating Leases

The Company leases office space in Foxborough, Massachusetts and office and laboratory space in Salt Lake City, Utah which is used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on May 31, 2008, and the Company has an option to renew the lease at the end of the initial term for an additional five-year term. The Salt Lake City, Utah lease expires on November 30, 2009 and the Company has an option to renew the lease at the end of the initial lease term for an additional five-year term. Future minimum lease payments required under noncancellable operating leases at March 31, 2007, are as follows:

Period ending December 31:
2007	$254,708
2008	254,005
2009	181,500
Total minimum lease commitments	$690,213

Capital Leases

In October 2003, the Company entered into a loan and security agreement (the “Capital Lease Line”) with General Electric Capital Corporation (the “lender”) that allows the Company to borrow funds to finance the purchase of equipment, hardware, leasehold improvements and software. The Company may borrow up to $1,300,000 under this Capital Lease Line. As of March 31, 2007, the Company had borrowed approximately $1,200,000 under the Capital Lease Line. All borrowings under the Capital Lease Line are collateralized by the assets financed. In connection with the Capital Lease Line, the Company issued to the lender a warrant to purchase up to 20,000 shares of Series A Preferred Stock in 2003. Such warrant has since been converted to a warrant to purchase 20,000 shares of the Company’s common stock. The warrant, valued at $10,506 under the Black-Scholes model, is exercisable at the option of the holder at $1.00 per share, and expires ten years from the date of issuance. The Company recorded the fair value of this warrant as a deferred financing cost which is being amortized as interest expense over the term of the Capital Lease Line. The Capital Lease Line will expire upon the termination of the last remaining lease schedule which, as of March 31, 2007, is June 22, 2010.

All financings under the Capital Lease Line have a term of 42 months, a $1.00 buyout option and monthly payments ranging from approximately 2.7% to 2.9% of the total cost of the equipment financed.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

Future minimum cash payments under the Capital Lease Line at March 31, 2007 are as follows:

Period ending December 31:
2007	$232,097
2008	170,797
2009	87,701
2010	16,738
507,333
Less amount representing interest	(51,446)
Present value of minimum future payments	455,887
Less current portion of capital leases	(244,208)
Long-term portion of capital leases	$211,679

7.	Notes Payable

On December 27, 2005, the Company entered into a Loan and Master Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (the “Lender”). The Loan Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 became available immediately (“Tranche 1”) and the remaining $2,000,000 would be available upon the achievement of certain milestones. Because we did not meet these milestones, the remaining $2,000,000 is no longer available to the Company. As a condition to borrowing any funds under Tranche 1, the Company was required to pay all amounts outstanding and due under the Company's existing $3,000,000 revolving line of credit with Silicon Valley Bank (“Line of Credit”) and fully satisfy and discharge all related liens, claims and encumbrances on our property and intellectual property. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Loan Agreement provides for customary conditions to the Company's ability to borrow, as well as customary covenants and default provisions. The Loan Agreement also contains certain acceleration clauses. Borrowings under the agreement bear interest at the Federal Reserve's Three (3) year Treasury Constant Maturities Rate plus 4.2 percent. The Company is required to make interest only payments on all draw-downs for the first six months and the remaining principal and interest will be repaid over 30 months. In connection with the execution of the Loan Agreement, the Company issued to the Lender a ten-year warrant to purchase up to 71,301 shares of common stock at an exercise price of $1.40 per share. The Company recorded the fair value of the warrant of $97,246 as deferred financing cost which amount is being amortized as interest expense over the term of the Loan. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term.

On January 5, 2006, Company paid all amounts due and owing under the Line of Credit.

On January 10, 2006, the Company borrowed $4,000,000 under the Loan Agreement (the “Initial Borrowing”). The Initial Borrowing bears interest at 10.72% annually and interest only is payable for six months; thereafter, the Initial Borrowing will be payable in thirty equal monthly payments of principal plus interest of $152,588. If the Company fails to pay any amounts borrowed when due, the Lender may declare that all amounts borrowed pursuant to the Loan Agreement are immediately due and payable. In connection with the Initial Borrowing, the Company issued to the Lender a ten-year warrant to purchase up to 55,944 shares of the Company's common stock at an exercise price of $1.79 per share. The warrant was valued under the Black Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 10-year term. The Company recorded the fair value of the warrant of $77,918 as a deferred financing cost which amount is being amortized as interest expense over the thirty-six month term of the loan.

Future minimum cash payments with respect to the Initial Borrowing are as follows as of March 31, 2007:

Period ending December 31:
2007	$1,170,452
2008	1,713,714
2009	151,237
Total	3,035,403
Less current portion of loan	(1,581,890)
Long-term portion of loan	$1,453,513

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

8.	Preferred Stock

As of March 31, 2007 and December 31, 2006, the Company had 50,000,000 shares of preferred stock authorized and no shares issued and outstanding.

9.	Related Party Transactions

During the three months ended March 31, 2007 and 2006, the Company recognized product sales of $80,000, and $0 to Brown University, respectively. The Company's Chief Scientific Officer, who is also a member of the Company's Board of Directors, is a professor and the Chairman of the Neuroscience Department at Brown University. There were no amounts due from Brown University at March 31, 2007 and December 31, 2006.

The Company recognized product sales of $10,500 and $20,000 to the University of Chicago during the three months ended March 31, 2007 and 2006, respectively. A member of the Company's Board of Directors is an assistant professor at the University of Chicago. Amounts due from the University of Chicago at March 31, 2007 and December 31, 2006 totaled $0 and $2,032, respectively.

10.	Licensing Arrangements

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

11.	Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions accounted for under SFAS No. 109 upon initial adoption. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

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

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

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
Forward Looking Statements

The following discussion of consolidated financial condition and results of operations of the company should be read in conjunction with the unaudited financial statements and the related notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These statements are subject to known and unknown risks and uncertainties that may cause actual future experience and results to differ materially from the statements made. Forward-looking statements include, but are not limited to, statements concerning our future expectations, plans, prospects and future operating results as well as projections of cash and marketable securities and sufficiency of funding for capital expenditures. Actual results may differ materially from those indicated by these forward-looking statements as a result of various factors including risks related to: our access to additional capital; our ability to obtain additional funding to support our business activities; our dependence on third parties for development, manufacture, marketing, sales and distribution of our products; our development of products; our ability to obtain and maintain patent protection for our discoveries and products; and our limited operating history; as well as those risks more fully discussed in the “risk factors” section of the Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007. In addition, any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this release.

Overview

Cyberkinetics. Cyberkinetics Neurotechnology Systems, Inc. is a medical device company focused on developing products to treat neurological diseases and injuries involving the spinal cord and peripheral nerves. Specifically the company has (i) electrical stimulation technologies for nerve growth; and (ii) neural implants combined with signal processing apparatus that access and interact with the cerebral cortex and motor cortex at the level of individual cells. Our product pipeline currently includes: (i) the Humanitarian Use Device designated Andara™ OFS System that is intended to restore function by regenerating nerve tissue damaged in spinal cord injury; (ii) the BrainGate System, currently in clinical evaluation, which is intended to allow a disabled person to control a computer using thought alone; and (iii) the NeuroPort TM System, which is a 510(k)-cleared entry in the market for invasive neurosurgical monitoring. Our strategy is to leverage our core proprietary technologies to become a leader in the field of neurotechnology. We also manufacture and market to researchers for use in preclinical studies a line of neural recording arrays and data acquisition systems.

The Andara™ OFS System is designed to regenerate and reconnect neural fibers that have been damaged by disease or injury in order to restore function. The BrainGate System is designed to detect and interpret real-time brain activity. Our NeuroPort™ System is designed to allow short-term, post-operative recording and monitoring of the brain’s electrical activity in connection with neurological procedures where the cortex of the brain is exposed via a craniotomy. If we cannot demonstrate through clinical testing on humans or other means that the Andara™ OFS System, BrainGate System or other products under development and testing are safe and effective, we will not be able to obtain regulatory approvals in the U.S. or other countries for the commercial sale of these products. If we are not able to obtain or maintain regulatory approvals for use of the Andara™ OFS System, the BrainGate System, the NeuroPort™ System or our other products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products may be significantly limited or impossible to achieve.

The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the Andara™ OFS System and BrainGate and NeuroPort™ Systems. We have been unprofitable since our inception in May 2001 and we expect to incur substantial additional operating losses for the foreseeable future as we continue to expand our product development activities. As of March 31, 2007, our accumulated deficit was $36,893,000. We expect to incur substantial losses for the next several years as we:

·	continue to develop the Andara™ OFS System, the BrainGate System and the NeuroPort™ System;

·	continue to enroll new patients in our clinical studies;

·	develop and commercialize our product candidates, if any, that receive regulatory approval;

·	continue to expand our research and development programs;

·	acquire or in-license products, technologies or businesses that are complementary to our own; and

·	incur general and administrative expenses related to operating as a public company.

We have a limited history of operations. Through March 31, 2007, we have generated limited revenue from product sales and from grant income. Since inception we have financed operations primarily through private placements of equity securities, capital lease and debt facilities, and to a much more limited extent, revenue from product sales and sponsored research. Our business is subject to significant risks, including, but not limited to, the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing intellectual property rights. Accordingly, our activities to date are not as broad in depth or in scope as the activities we may undertake in the future, and our operating results or financial position or our lack of profitably as a commercial enterprise are not necessarily indicative of our future operating results.

Cyberkinetics became a publicly traded entity through a reverse merger. We were originally incorporated in the State of Nevada on February 6, 2002 as Trafalgar Ventures Inc. (“Trafalgar”). On July 23, 2004, Trafalgar, certain stockholders of Trafalgar, Trafalgar Acquisition Corporation, a Nevada corporation (“Merger Sub”), and Cyberkinetics, Inc., a privately-held Delaware corporation (“Cyberkinetics”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Trafalgar, through its wholly-owned subsidiary, Merger Sub, agreed to acquire Cyberkinetics in exchange for shares of Trafalgar's common stock (the “Merger”). The Merger closed on October 7, 2004. Immediately upon closing, Trafalgar effected a reincorporation from the State of Nevada to the State of Delaware and a corporate name change to “Cyberkinetics Neurotechnology Systems, Inc.” Until the effective time of the Merger with Cyberkinetics, we were in the business of mineral exploration, but had not generated revenues from operations. Post-merger, we ceased all operations in the mineral exploration industry and now we operate as the parent company of Cyberkinetics.

In February 2006, we acquired Andara™ Life Science, Inc. (“Andara™”), an Indiana corporation, through the merger of a wholly-owned subsidiary of ours with and into Andara™ (the “Andara™ Merger”). Prior to its acquisition by us, Andara™ was a privately held company engaged in the development of a portfolio of programs related to the repair and regeneration of neural tissues, which were developed at the Center for Paralysis Research at Purdue University.

Andara™ was acquired pursuant to the terms and conditions of an Agreement and Plan of Merger dated February 14, 2006 (the “Andara™ Merger Agreement”), among us, Andara™ and Andara™ Acquisition Corp (“Acquisition”), a wholly-owned subsidiary of ours, on the filing of a Certificate of Merger in the State of Delaware and Articles of Merger in the State of Indiana. Acquisition merged with and into Andara™ and all of the issued and outstanding capital stock of Andara™ was exchanged for an aggregate of 3,029,801 shares of our common stock, $0.001 par value per share (“Common Stock”), of which 993,377 shares of Common Stock were issued pursuant to a restricted stock award and subject to forfeiture (the “Restricted Stock”). As a result of the Andara™ Merger, Andara™ became a wholly-owned subsidiary of ours. The Restricted Stock is subject to forfeiture if certain specific milestones are not achieved by the surviving corporation within thirty-six (36) months of the Andara™ Merger.

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

During 2007 our research and development activities principally related to obtaining regulatory approval for the Andara™ OFS System, and to a lesser extent the pilot clinical trial of the BrainGate System and the development of the NeuroPort™ System. A significant portion of this spending consisted of outside consulting services for the Andara™ OFS System and, to a lesser extent, the BrainGate System.

In the future, our rate of spending is likely to increase as we develop the portfolio of product candidates recently acquired from Andara. These product candidates include the proprietary Andara™ Oscillating Field Stimulator, which we are preparing to launch in 2007 if we receive FDA clearance. The rate of spending on the BrainGate System is also likely to increase as additional clinical trials are performed. The initial version of the BrainGate System is not expected to be commercially launched for at least several years, if at all. We have also initiated development of a completely implantable sensor and signal transmission system for long-term use that can be operated by the user outside of the hospital setting which will take longer to develop and is expected to be launched after the initial version of the BrainGate System. We may also commence a pilot clinical trial on the Andara™ OFS PLUS System in 2008. While we cannot estimate with any certainty the time required for commercial approval of the BrainGate System or the Andara OFS System, we expect that we will need to raise substantial additional capital in order to continue development of these advanced neurological products.

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

Three Months Ended March 31, 2007 and 2006

Revenues

Product Sales and Gross Margin.  Since the Company's inception in May 2001, our business focus has been on the development of our advanced neurological product candidates, such as the NeuroPort™ and BrainGate™ Systems and, in 2006 and 2007, the Andara™ OFS™ Therapy. We also sell our Research Products line of neural recording arrays and data acquisition systems to neuroscience researchers. We expect that our sales from Research Products will continue to be limited and continue to fluctuate. For the three months ended March 31, 2007, product sales increased $249,000 to $381,000 from $132,000 for the three months ended March 31, 2006. The increase in sales was principally related to an increase in the number of units sold. The gross margin on product sales was approximately 70% and 62% for the three months ended March 31, 2007 and 2006, respectively. The increase in gross margin for the three months ended March 31, 2007 is principally a result of the mix of products sold.

Grant Income.  Revenue from grants decreased $137,000 to $115,000 for the three months ended March 31, 2007 from $252,000 for the three months ended March 31, 2006. Grant revenue is realized from our subcontract with Case Western Reserve University. The decrease in grant revenue was expected because the three months ended March 31, 2006 included revenue for services performed from September 2005, the initial period covered by the subcontract, through March 31, 2006, the date the agreement was signed. Under our revenue recognition policy we do not recognize revenue until we have received a signed contract and, accordingly, revenue associated with the services rendered from September 2005 through December 2005 was deferred at December 31, 2005.

Expenses

Research and Development.  Research and development expenses increased $192,000 to $1,588,000 for the three months ended March 31, 2007 from $1,396,000 for the three months ended March 31, 2006. The increase was principally due to a $317,000 increase in outside consulting services primarily associated with finalizing the manufacturing design and process and preparing the FDA submission for the Andara™ OFS™ system. The increase in spending for our Andara program was partially offset by a decrease of $125,000 in spending primarily related to our BrainGate and NeuroPort™ programs.

Sales and Marketing.  Sales and marketing expenses increased $139,000 to $249,000 for the three months ended March 31, 2007 from $110,000 for the three months ended March 31, 2006. The increase is the result of a $65,000 increase in compensation expenses related primarily to developing a sales and marketing organization to prepare for the launch of the Andara™ OFS™ System. The remaining increase principally consists of outside consulting services and other operating costs associated with initial marketing efforts for the anticipated launch of the Andara™ OFS™ System which could occur later in 2007.

General and Administrative.  General and administrative expenses increased $121,000 to $1,175,000 for the three months ended March 31, 2007 as compared to $1,054,000 for the three months ended March 31, 2006. The increase is primarily due to a $74,000 increase in compensation expense for our general and administrative staff, including compensation expense incurred as a result of our hiring a Chief Financial Officer in September 2006. The remaining increase primarily consists of an increase in stock-based compensation of $36,000 principally related to stock options and restricted stock granted to our Chief Financial Officer.

Other Income and Expenses

Other Income (Expense), Net.  Interest income increased $21,000 to $130,000 for the three months ended March 31, 2007 from $109,000 for the three months ended March 31, 2006. The increase in interest income was primarily the result of a higher rate of return on invested balances. Interest expense decreased $64,000 to $118,000 for the three months ended March 31, 2007 from $182,000 for the three months ended March 31, 2006. The decrease is related to lower average borrowings.

Net Loss

Net Loss.  Net loss decreased $1,284,000 to $2,617,000 for the three months ended March 31, 2007 as compared to $3,901,000 for the three months ended March 31, 2006. The net loss in 2006 included a charge of $1,602,000 for in-process research and development recorded in connection with the acquisition of Andara. Excluding the in-process research and development charge, net loss increased $268,000 which primarily reflects increased engineering, manufacturing and marketing efforts related to the anticipated launch of the Andara™ OFS System in 2007. Our net loss per common share decreased $0.08 per share to $0.07 per share for the three months ended March 31, 2007 from $0.15 per share for the three months ended March 31, 2006. The decrease in net loss per share was due to a decrease in net loss and to an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased by 9,456,000 to 36,332,000 for the three months ended March 31, 2007 from 26,876,000 for the three months ended March 31, 2006. Weighted-average common shares outstanding increased primarily as a result of the issuance of 8,337,000 shares in connection with the private placement in October 2006 and the issuance of 2,036,000 unrestricted shares in connection with the acquisition of Andara Life Science, Inc. in February 2006.

Liquidity and Capital Resources

Since inception we have financed operations primarily through private placements of equity securities, capital lease and debt facilities, and to a much more limited extent, revenue from product sales and sponsored research. We have received net proceeds of $34,550,000 from private placements of equity securities through March 31, 2007. We also borrowed $5,201,000 through March 31, 2007 under various debt facilities. As of March 31, 2007, we had $9,176,000 of cash and cash equivalents on hand.

Net cash used in operating activities was $2,199,000 for the three months ended March 31, 2007. The primary use of cash was to fund our operating losses. The net loss for the three months ended March 31, 2007 was $2,617,000. Included in this loss were non cash expenses totaling $546,000 consisting of stock-based compensation expense of $403,000, depreciation and amortization expense of $129,000 and non cash interest expense of $14,000. The use of cash for operations included costs associated with preparing for the anticipated launch of the Andara™ OFS™ System, continued efforts on our BrainGate and NeuroPort™ programs and costs associated with operating as a public company. Working capital changes affecting our cash position include a use of cash of $164,000 due to a change in accounts payable and accrued expenses and $28,000 to increase inventory offset partially by a decrease in accounts receivable of $29,000 and a decrease of $39,000 in prepaid expenses and other assets.

Net cash used in investing activities was $13,000 for the three months ended March 31, 2007. We used cash to purchase equipment primarily for use in our manufacturing and research and development activities.

Net cash used in financing activities was $448,000 for the three months ended March 31, 2007. We made payments of $370,000 and $90,000 under our notes payable and capital lease line, respectively. In addition, we received $13,000 in proceeds from the issuance of common stock related to the exercise of stock options.

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

We expect to continue to incur significant negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing capital resources as of March 31, 2007 are sufficient to meet our operating expenses and capital requirements through at least December 2007. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of our existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell additional equity securities, to borrow funds or to obtain funding through some combination thereof. We may not be successful in raising any necessary funds on acceptable terms, or at all. Without sufficient funds, we would be forced to delay, scale back or eliminate some of our research and development activities or delay the launch of our product candidates. Ultimately, if we were unable to raise sufficient additional financing, we will not be able to continue our operations.

We may seek to increase our cash reserves by obtaining additional funding through public or private financing, including the placement of shares of preferred or common stock, collaborative arrangements with strategic partners, or through additional borrowing under our Loan Agreement.

 Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements.

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

Acquired In-Process Research and Development  During the first quarter of 2006, we recorded a charge of $1,602,000 related to the write-off of acquired in-process research and development, or IPR&D, related to the purchase of research and development obtained in the acquisition of Andara Life Science, Inc. The amount expensed as IPR&D represents the estimated fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. The estimated fair value of these projects was determined based on the use of a discounted cash flow model using a discount rate of 36%.

As of March 31, 2007, we estimated future research and development expenses of approximately $12,895,000 would be incurred to complete the Andara OFS and Andara OFS PLUS projects. These projects, which were in various stages of development, from preclinical through pilot clinical trials are, unless they have been discontinued, expected to reach completion at various dates ranging from 2007 through 2013.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions accounted for under SFAS No. 109 upon initial adoption. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

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

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 10, 2007, the Company issued a press release announcing its financial results for the quarter ended March 31, 2007. A copy of this press release is attached hereto as Exhibit 99.1.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.

By:	/s/ Timothy R. Surgenor
Timothy R. Surgenor President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2007

By:	/s/ Kurt H. Kruger
Kurt H. Kruger
Chief Financial Officer (Principal Financial Officer) Date: May 15, 2007

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Press release dated May 10, 2007 announcing results for the quarter ended March 31, 2007.

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