Form 10QSB
period 2007-06-30
Cyberkinetics Neurotechnology Systems, Inc.
filed 2007-08-14
CIK 1180253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ྈ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes མ No X

As of August 10, 2007 the Registrant had 37,563,783 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORM 10-QSB INDEX

		Page
		Number
Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	12

Item 3.	Controls and Procedures	20

Part II - Other Information

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	21

Item 6.	Exhibits	21
	Signatures	22

	EX-31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	EX-31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	EX-32 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	EX-99.1 Press Release Dated August 9, 2007

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Balance Sheets

	As of
	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,861,136	$11,835,534
Accounts receivable	393,646	332,288
Inventory	696,036	697,947
Prepaid expenses and other current assets	438,991	563,483
Total current assets	7,389,809	13,429,252

Property and equipment, net	523,962	569,256
Intangible assets, net	1,670,074	1,802,390
Deposits and other assets	357,811	208,928
Goodwill	94,027	94,027
Total assets	$10,035,683	$16,103,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$558,039	$882,141
Accrued expenses	1,287,095	1,170,622
Current portion of capital lease obligations	191,980	295,948
Current portion of notes payable and line of credit	1,624,664	1,540,242
Total current liabilities	3,661,778	3,888,953

Capital lease obligations, net of current portion	174,248	250,280
Notes payable, net of current portion	1,030,950	1,864,951
Total long-term liabilities	1,205,198	2,115,231

Commitments — Note 6

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,563,783 and 37,409,214 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	37,564	37,409
Additional paid-in capital	45,087,863	44,337,458
Accumulated deficit	(39,956,720)	(34,275,198)
Total stockholders’ equity	5,168,707	10,099,669
Total liabilities and stockholders’ equity	$10,035,683	$16,103,853

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Product sales	$329,226	$294,752	$710,304	$426,952
Grant income	110,247	176,659	225,613	429,139
Total revenues	439,473	471,411	935,917	856,091
Operating expenses:
Cost of product sales	131,435	145,557	245,797	195,325
Research and development	1,692,810	1,604,485	3,280,584	3,000,763
Sales and marketing	455,242	219,376	704,252	329,355
General and administrative	1,213,419	1,102,531	2,387,981	2,156,620
Purchased in-process research and development	-	-	-	1,602,239
Total operating expenses	3,492,906	3,071,949	6,618,614	7,284,302
Operating loss	(3,053,433)	(2,600,538)	(5,682,697)	(6,428,211)
Other income (expense):
Interest income	94,751	95,217	224,880	204,049
Interest expense	(105,417)	(140,607)	(223,705)	(322,423)
Other (expense) income, net	(10,666)	(45,390)	1,175	(118,374)
Net loss	$(3,064,099)	$(2,645,928)	$(5,681,522)	$(6,546,585)

Basic and diluted net loss per common share	$(.08)	$(.09)	$(.16)	$(.24)
Shares used in computing basic and diluted net loss per common share	36,470,258	27,899,813	36,401,349	27,390,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Operating activities
Net loss	$(5,681,522)	$(6,546,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259,142	234,691
Stock-based compensation	737,771	805,998
In-process research and development	-	1,602,239
Non-cash interest on line of credit and notes payable	27,657	66,753
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(61,358)	128,881
Prepaid expenses and other current assets	124,492	100,426
Inventory	1,911	(260,217)
Deposits and other assets	(176,540)	19,636
Accounts payable	(320,851)	(210,275)
Accrued expenses	116,473	(131,239)
Net cash used in operating activities	(4,972,825)	(4,189,692)

Investment activities
Purchases of property and equipment	(81,532)	(191,686)
Acquisition of Andara Life Science, Inc.	(3,251)	(144,088)
Net cash used in investing activities	(84,783)	(335,774)

Financing activities
Proceeds from note payable	-	4,000,000
Proceeds from capital lease line	-	139,613
Payments on capital lease line	(180,000)	(146,358)
Payments on note payable and line of credit	(749,579)	(3,000,000)
Net proceeds from issuance of common stock	12,789	2,333
Net cash (used in) provided by financing activities	(916,790)	995,588

Net decrease in cash and cash equivalents	(5,974,398)	(3,529,878)
Cash and cash equivalents at beginning of period	11,835,534	11,346,372
Cash and cash equivalents at end of period	$5,861,136	$7,816,494

Supplemental disclosure of noncash investing and financing activities
Common stock warrants issued in connection with notes payable	$-	$77,918

Acquisition of Andara Life Science, Inc.
Fair value of assets acquired	-	3,526,937
Assumed liabilities	-	(425,000)
Acquisition costs incurred	-	(189,850)
Fair value of common stock issued	$-	$2,912,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Business and Basis of Presentation

Cyberkinetics Neurotechnology Systems, Inc. (“Cyberkinetics” or the “Company”) is a medical device company engaged in the research, development, manufacture, sale and distribution of novel implantable products to treat neurological diseases and injuries of the central nervous system. Cyberkinetics is developing the Andara™ OFS™ Therapy which is intended to partially restore neurological functions, such as sensation and movement, by regenerating nerve tissue damaged in spinal cord injury. The Company is also developing clinical products for human use designed to detect and interpret brain activity in real time. Cyberkinetics operates one business segment, which is the development, manufacturing and marketing of neurological products. Since its inception on May 2, 2001, the Company has devoted its efforts principally to research and development, licensing of intellectual property, business development activities and raising capital. The primary focus of the Company’s current business strategy is to commercialize the Andara™ OFS™ Therapy as a treatment for acute spinal cord injuries.

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

In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at June 30, 2007, the results of operations for the three months and six months ended June 30, 2007 and June 30, 2006, and cash flows for the six months ended June 30, 2007 and June 30, 2006. The preparation of the Company’s condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date.

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

The Company recorded stock-based compensation of $288,542 and $239,952, respectively, for the three months ended June 30, 2007 and 2006 for stock-based awards granted to employees and $605,561 and $441,743 for the six months ended June 30, 2007 and 2006, respectively.

The weighted-average fair values of options granted to employees during the six months ended June 30, 2007 and 2006 were $0.87 and $1.07 per share, respectively. Forfeitures were estimated based on historical experience and the Company expects forfeitures to be 5% annually. The following assumptions were made for options granted to employees during the six months ended June 30, 2007 and 2006:

	2007	2006
Expected volatility (1)	104 - 119%	100%
Expected dividend yield (2)	0%	0%
Expected lives of options (in years) (3)	6.25	6.25
Risk-free interest rate (4)	4.55%	4.78%

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

(2)	No cash dividends have been declared on the Company's common stock since the Company's inception and the Company does not anticipate paying cash dividends over the expected term of the option.

(3)	The expected life is generally determined using the short-cut method permitted under SEC Staff Accounting Bulletin (SAB) No. 107.

(4)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturity dates equivalent to the expected term of the option.

As of June 30, 2007, there was $1,578,484 of total unrecognized compensation cost related to non-vested options granted to employees under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.99 years.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

A summary of option activity for all plans for the six months ended June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,188,391	$0.76
Granted	626,800	$1.01
Exercised	(127,146)	$0.10
Forfeited	(272,869)	$1.30
Outstanding at June 30, 2007	4,415,176	$0.78	8.08	$953,512
Exercisable at June 30, 2007	2,848,515	$0.46	7.96	$931,915

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company's common stock for the options that had exercise prices that were lower than the $0.50 market price of the Company's common stock at June 30, 2007. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $110,339 and $8,228, respectively, determined on the date of exercise. During the six months ended June 30, 2007 and 2006, the Company received proceeds of $12,789 and $2,333, respectively, from the exercise of stock options.

Stock options issued to consultants have been recorded at fair value using the Black-Scholes option-pricing model. The Company computes the fair value of each tranche of options as it vests. The Company recorded stock-based compensation expense related to options issued to non employees of $45,935 and $154,766, during the three months ended June 30, 2007 and 2006, respectively, and $132,210 and $303,505 for the six months ended June 30, 2007 and 2006, respectively.

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

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	As of
	June 30, 2007	June 30, 2006
Options	4,415,176	3,934,300
Warrants	10,585,398	6,079,410
Restricted stock	1,093,377	993,377
Total	16,093,951	11,007,087

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)
4.	Inventory

Inventory consists of the following:

	June 30, 2007	December 31, 2006
Raw materials	$197,631	$164,739
Work in process	313,750	317,413
Finished goods	184,655	215,795
Total	$696,036	$697,947

5.	Property and Equipment

Property and equipment consist of the following:

	June 30, 2007	December 31, 2006	Useful Life
Computer equipment	$267,898	$252,911	3 years
Software	218,417	193,806	3 years
Furniture and fixtures	84,770	61,445	3 years
Machinery and equipment	801,242	790,647	3 to 5 years
Leasehold improvements	67,911	59,896	Remaining lease term
	1,440,238	1,358,705
Less accumulated depreciation	(916,276)	(789,449)
Property and equipment, net	$523,962	$569,256

Depreciation expense, which includes amortization of assets under capital leases, was $63,767 and $69,180 for the three months ended June 30, 2007 and June 30, 2006, respectively and $126,826 and $132,640 for the six months ended June 30, 2007 and June 30, 2006, respectively.

6.	Commitments

Operating Leases

The Company leases office space in Foxborough, Massachusetts and office and laboratory space in Salt Lake City, Utah which is used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on May 31, 2008, and the Company has an option to renew the lease at the end of the initial term for an additional five-year term. The Salt Lake City, Utah lease expires on November 30, 2009 and the Company has an option to renew the lease at the end of the initial lease term for an additional five-year term. Future minimum lease payments required under noncancellable operating leases at June 30, 2007, are as follows:

Period ending December 31:
2007	$169,806
2008	254,005
2009	181,500
Total minimum lease commitments	$605,311

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)
Capital Leases

In October 2003, the Company entered into a loan and security agreement (the “Capital Lease Line”) with General Electric Capital Corporation (the “lender”) that allows the Company to borrow funds to finance the purchase of equipment, hardware, leasehold improvements and software. The Company may borrow up to $1,300,000 under this Capital Lease Line. As of June 30, 2007, the Company had borrowed approximately $1,200,000 under the Capital Lease Line. All borrowings under the Capital Lease Line are collateralized by the assets financed. In connection with the Capital Lease Line, the Company issued to the lender a warrant to purchase up to 20,000 shares of Series A Preferred Stock in 2003. Such warrant has since been converted to a warrant to purchase 20,000 shares of the Company’s common stock. The warrant, valued at $10,506 under the Black-Scholes model, is exercisable at the option of the holder at $1.00 per share, and expires ten years from the date of issuance. The Company recorded the fair value of this warrant as a deferred financing cost which is being amortized as interest expense over the term of the Capital Lease Line. The Capital Lease Line will expire upon the termination of the last remaining lease schedule which, as of June 30, 2007, is June 22, 2010.

All financings under the Capital Lease Line have a term of 42 months, a $1.00 buyout option and monthly payments ranging from approximately 2.7% to 2.9% of the total cost of the equipment financed.

Future minimum cash payments under the Capital Lease Line at June 30, 2007 are as follows:

Period ending December 31:
2007	$131,493
2008	170,797
2009	87,701
2010	16,738
406,729
Less amount representing interest	(40,501)
Present value of minimum future payments	366,228
Less current portion of capital leases	(191,980)
Long-term portion of capital leases	$174,248

7.	Notes Payable

On December 27, 2005, the Company entered into a Loan and Master Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (the “Lender”). The Loan Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 became available immediately (“Tranche 1”) and the remaining $2,000,000 would be available upon the achievement of certain milestones. Because the Company did not meet these milestones, the remaining $2,000,000 is no longer available. As a condition to borrowing any funds under Tranche 1, the Company was required to pay all amounts outstanding and due under the Company's existing $3,000,000 revolving line of credit with Silicon Valley Bank (“Line of Credit”) and fully satisfy and discharge all related liens, claims and encumbrances on our property and intellectual property. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Loan Agreement provides for customary conditions to the Company's ability to borrow, as well as customary covenants and default provisions. The Loan Agreement also contains certain acceleration clauses. Borrowings under the agreement bear interest at the Federal Reserve's Three (3) year Treasury Constant Maturities Rate plus 4.2 percent. The Company is required to make interest only payments on all draw-downs for the first six months and the remaining principal and interest will be repaid over 30 months. In connection with the execution of the Loan Agreement, the Company issued to the Lender a ten-year warrant to purchase up to 71,301 shares of common stock at an exercise price of $1.40 per share. The Company recorded the fair value of the warrant of $97,246 as deferred financing cost which amount is being amortized as interest expense over the term of the Loan. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term.

On January 5, 2006, Company paid all amounts due and owing under the Line of Credit.

Cyberkinetics Neurotechnology Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

On January 10, 2006, the Company borrowed $4,000,000 under the Loan Agreement (the “Initial Borrowing”). The Initial Borrowing bears interest at 10.72% annually and interest only is payable for six months; thereafter, the Initial Borrowing is payable in thirty equal monthly payments of principal plus interest of $152,588. If the Company fails to pay any amounts borrowed when due, the Lender may declare that all amounts borrowed pursuant to the Loan Agreement are immediately due and payable. In connection with the Initial Borrowing, the Company issued to the Lender a ten-year warrant to purchase up to 55,944 shares of the Company's common stock at an exercise price of $1.79 per share. The warrant was valued under the Black Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 10-year term. The Company recorded the fair value of the warrant of $77,918 as a deferred financing cost which amount is being amortized as interest expense over the thirty-six month term of the loan.

Future minimum cash payments with respect to the Initial Borrowing are as follows as of June 30, 2007:

Period ending December 31:
2007	$790,663
2008	1,713,714
2009	151,237
Total	2,655,614
Less current portion of loan	(1,624,664)
Long-term portion of loan	$1,030,950

8.	Preferred Stock

As of June 30, 2007 and December 31, 2006, the Company had 50,000,000 shares of preferred stock authorized and no shares issued and outstanding.

9.	Licensing Arrangements

In connection with the acquisition of Andara in February 2006, the Company became the licensee of an exclusive, sublicenseable, royalty bearing license with Purdue Research Foundation (“PRF”) for the development and commercialization of the PRF technology pertaining to the Andara™ OFS™ System and the Andara™ OFS Plus™ System, and a series of neurotrophic and other drugs to be utilized with the Andara™ OFS™ System or on their own. The Company agreed to pay royalties to PRF based upon gross receipts generated from the various licensed products. The OFS Plus™ technology is co-licensed from Indiana University Research and Technology Corporation (“IURT”). The Company has not yet generated any gross receipts related to the PRF technology. The Company agreed to pay a 3% royalty on product sales of the Andara™ OFS™ System and a 6% royalty on product sales of the Andara™ OFS Plus™ System. The Company may reduce, by up to 50%, the royalties due to PRF by the royalties paid to third parties provided the reductions do not exceed 50% during any given annual reporting period. The Company is not required to make any milestone payments related to the Andara™ OFS™ System and Andara™ OFS Plus™ System. For the remaining licensed products, the Company is obligated to make up to four milestone payments to PRF for each product; one at the completion of each clinical trial phase I, II and III, respectively and one at the time of the product launch. The milestone payments range from $30,000 due at completion of clinical trial phase I to $1,500,000 due at the time of product launch. Such payments vary in scale depending on potential market size of the product. The Company is obligated to make annual maintenance payments to PRF of $100,000 beginning in 2009, $250,000 in 2010 through 2012 and $500,000 in 2013 and beyond. These maintenance payments may be credited against any royalties or other payments due to PRF during the same annual period. This license agreement will terminate at the later of either the expiration of the last valid claim upon the patents or the tenth-year anniversary of the first commercial shipment of a licensed product.

10.	Recently Issued Accounting Standards

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
Forward Looking Statements

The following discussion of consolidated financial condition and results of operations of the company should be read in conjunction with the unaudited financial statements and the related notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These statements are subject to known and unknown risks and uncertainties that may cause actual future experience and results to differ materially from the statements made. Forward-looking statements include, but are not limited to, statements concerning our future expectations, plans, prospects and future operating results as well as projections of cash and marketable securities and sufficiency of funding for capital expenditures. Actual results may differ materially from those indicated by these forward-looking statements as a result of various factors including risks related to: our ability to secure regulatory approval for our products; our access to additional capital; our ability to obtain additional funding to support our business activities; our dependence on third parties for development, manufacture, marketing, sales and distribution of our products; our development of products; our ability to obtain and maintain patent protection for our discoveries and products; and our limited operating history; as well as those risks more fully discussed in the “risk factors” section of the Company’s Registration Statement filed with the U.S. Securities and Exchange Commission on Form SB-2 (file no. 333-144333) and our other public documents filed with the SEC.. In addition, any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this release.

Overview

We are a medical device company focused on developing novel implantable products to treat neurological diseases and injuries of the central nervous system. Our lead proprietary technology, the Andara™ OFS™ Therapy, is based on the targeted delivery of electrical stimulation to the body in order to stimulate the growth of nerve fibers. The Andara™ OFS™ Therapy for spinal cord injury is an investigational device, not yet approved by the FDA, which is being developed as a single use implant to enhance neurological recovery in patients with devastating loss of movement and sensation. We believe, based on the results of our pre-clinical development and clinical trials to date, that our targeted electrical stimulation promotes the growth of nerve fibers across the damaged portion of the spinal cord. We believe that the Andara™ OFS™ Therapy will enhance the natural process of neuroplasticity to make new connections in the spinal cord that lead to partial restoration of neurological functions, such as sensation and movement, below the injury.

The Andara™ device is designed to be implanted in muscle tissue adjacent to the spinal column with electrical leads attached to the tissue next to the vertebrae, above and below the spinal cord injury. Our testing indicates that it can be implanted in an hour or less by a spine surgeon during the acute phase of treatment and is consistent with other surgical treatments for spinal cord injury. We believe that approximately one third of the estimated 11,000 individuals who suffer spinal cord injuries per year in the United States may be candidates for the Andara™ OFS™ Therapy. Because currently there are no approved treatments for acute spinal cord injury, we believe that if it is approved for use in humans, the Andara™ OFS™ Therapy may become the standard of care for such injuries. We believe that additional products based on the Andara™ OFS™ Therapy can be developed and used to treat other areas of the body where nerve fiber damage creates loss of function such as the treatment of peripheral nerve injuries, which are estimated to affect more than 100,000 people in the United States each year. We were recently granted a patent on an approach to improve and extend the benefits of the Andara™ OFS™ Therapy for the treatment of spinal cord injuries by combining our device with delivery of neurotrophic drugs.

The primary focus of our current business strategy is to commercialize the Andara™ OFS™ Therapy as a treatment for acute spinal cord injuries. After extensive pre-clinical development in cell culture, and small and large animal models, researchers at the Center for Paralysis Research at Purdue University and at Indiana University completed in 2004 a Phase Ia, 10-patient clinical trial of the Andara™ OFS™ System in patients with spinal cord injuries. Results from that Phase Ia trial were published in the January 2005 issue of the Journal of Neurosurgery: Spine. Four additional patients subsequently enrolled in this trial. We believe that the results of this study demonstrate that there is a strong likelihood that the recovery of neurological function produced by the device will be above expectations for spontaneous recovery.

In September 2006, the Food and Drug Administration (FDA) designated the Andara™ OFS™ Therapy as a Humanitarian Use Device, a designation based on a potential U.S. patient population of less than 4,000 patients per year. In order to receive marketing approval as a Humanitarian Use Device, we must demonstrate that our devices are safe, potentially effective and that their benefits outweigh their associated risks. As the second of two steps in the Humanitarian Use approval process, we filed a Humanitarian Device Exemption (HDE) in February 2007. Our filing included a summary of extensive pre-clinical testing as well as the data we have collected from a relatively small sample size of 14 patients.

In May 2007 the FDA sent us a letter informing us that it had completed an initial scientific review of our application and indicating that it requires additional information to determine if the device meets the statutory criteria for approval. The letter specified the need for extensive additional data in a number of areas, namely, clinical data, study analysis, biocompatibility, sterilization, animal data, device description, testing, and labeling. Foremost among these is the need to provide clinical data demonstrating that the use of the Andara™ OFS™ device results in a clinically significant benefit or functional improvement in patients that is superior to surgery and medication alone. The FDA's letter noted that, while the data provided in our original HDE submission demonstrated improved sensory and motor function, it is not clear whether these improvements are clinically significant. The FDA's letter also cited certain publications that concluded that improvements in motor function should be a primary endpoint of clinical study. Although we believe that improvement in motor function is an important measure, we are seeking the FDA's determination of probable benefit primarily on the basis of clinically significant improvement in sensory function.

On July 10, 2007, we submitted our response to the FDA's letter in the form of an amendment to our HDE application. Our response included additional clinical data from the phase Ia trial, detailed statistical comparisons of this data to the placebo group of a larger clinical trial of spinal cord injury that has a similar design, additional data and several new analyses requested by the FDA, a discussion of the clinical significance of improvement in the sensory response, as well as detailed answers to specific questions raised (See: Our Business - Clinical Trials).  The FDA will have at least 75 days to review the amended application after it is received and may have additional questions for us or request additional data and information. Although we believe that we have provided the FDA with the information requested, we cannot provide any assurance that (i) our response will be satisfactory to the FDA or that we will not have to conduct additional significant, lengthy and expensive clinical trials before the FDA would grant its approval to market the Andara™ OFS™ System, or (ii) the FDA will ever grant such approval.

Our second proprietary technology allows us to create neural interfaces that interact with and recover signals from the cortex, or outer layer, of the brain at the level of individual cells. Our BrainGate device, which is based on this technology, has been used in pilot trials to enable people with severe disabilities to control a computer with thought alone. We have also developed another variation of our neural interface technology, the NeuroPort™ System, which is being developed to diagnose and treat a wide range of neurological diseases, including epilepsy. We also sell a line of pre-clinical research products that are used by pre-clinical neuroscience researchers in a wide variety of leading-edge brain research applications.

We believe that our products that are designed to use targeted electrical stimulation for nerve fiber growth and our neural interface systems are unique and innovative. We are developing our intellectual property position relating to key aspects of our Andara™ OFS™ Therapy and we believe that our intellectual property portfolio will provide us with an advantage over our competitors.

The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the Andara™ OFS™ Therapy and additional products based on the technology underlying the Andara™ OFS™ Therapy that may be developed. We have been unprofitable since our inception in May 2001 and we expect to incur substantial additional operating losses for the foreseeable future as we continue to expand our product development activities. As of June 30, 2007, our accumulated deficit was $39,957,000. We expect to incur substantial losses for the next several years as we:

●	continue to develop the Andara™ OFS™ Therapy and additional products based on the Andara™ OFS™ Therapy that may be developed;

●	continue to enroll new patients in our clinical studies and continue to seek regulatory approvals;

●	develop and commercialize our product candidates, if any, that receive regulatory approval;

●	continue to expand our research and development programs;

●	acquire or in-license products, technologies or businesses that are complementary to our own; and

●	incur general and administrative expenses related to operating as a public company.

We have a limited history of operations. Through June 30, 2007, we have generated limited revenue from product sales and from grant income. Since inception we have financed operations primarily through private placements of equity securities, capital lease and debt facilities, and to a much more limited extent, revenue from product sales and sponsored research. Our business is subject to significant risks, including, but not limited to, the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing intellectual property rights. Accordingly, our activities to date are not as broad in depth or in scope as the activities we may undertake in the future, and our operating results or financial position or our lack of profitably as a commercial enterprise are not necessarily indicative of our future operating results.

Cyberkinetics became a publicly traded entity through a reverse merger. We were originally incorporated in the State of Nevada on February 6, 2002 as Trafalgar Ventures Inc. (“Trafalgar”). On July 23, 2004, Trafalgar, certain stockholders of Trafalgar, Trafalgar Acquisition Corporation, a Nevada corporation (“Merger Sub”), and Cyberkinetics, Inc., a privately-held Delaware corporation (“Cyberkinetics”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Trafalgar, through its wholly-owned subsidiary, Merger Sub, agreed to acquire Cyberkinetics in exchange for shares of Trafalgar's common stock (the “Merger”). The Merger closed on October 7, 2004. Immediately upon closing, Trafalgar effected a reincorporation from the State of Nevada to the State of Delaware and a corporate name change to “Cyberkinetics Neurotechnology Systems, Inc.” Until the Merger with Cyberkinetics, we were in the business of mineral exploration, but had not generated revenues from operations. Post-merger, we ceased all operations in the mineral exploration industry and now we operate as the parent company of Cyberkinetics, Inc.

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

Andara™ was acquired pursuant to the terms and conditions of an Agreement and Plan of Merger dated February 14, 2006 (the “Andara™ Merger Agreement”), among us, Andara™ and Andara™ Acquisition Corp (“Acquisition”), a wholly-owned subsidiary of ours. Acquisition merged with and into Andara™ and all of the issued and outstanding capital stock of Andara™ was exchanged for an aggregate of 3,029,801 shares of our common stock, $0.001 par value per share (“Common Stock”), of which 993,377 shares of Common Stock were issued pursuant to a restricted stock award and subject to forfeiture (the “Restricted Stock”). As a result of the Andara™ Merger, Andara™ became a wholly-owned subsidiary of ours. The Restricted Stock is subject to forfeiture if certain specific milestones are not achieved by the surviving corporation within thirty-six (36) months of the Andara™ Merger.

Research and Development

Our research and development activities have been primarily focused on the development of the Andara™ OFS™ Therapy, the BrainGate System and the NeuroPort™ System. Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, fees paid to engineering consultants, non-cash stock compensation expense, costs associated with the clinical trials of our product candidates, supplies and materials, depreciation and facility costs. We charge all research and development expenses to operations as they are incurred.

During 2007, our research and development activities principally related to obtaining regulatory approval for the Andara™ OFS™ System, and to a lesser extent the pilot clinical trial of the BrainGate System and the development of the NeuroPort™ System. A significant portion of this spending consisted of outside consulting services for the Andara™ OFS™ System and, to a lesser extent, the BrainGate System.

In the future, our rate of spending is likely to increase as we develop the portfolio of product candidates recently acquired from Andara. These product candidates include the proprietary Andara™ OFS™ System, which we are preparing to launch as early as the second half of 2007 if we receive FDA clearance. We may also commence a pilot clinical trial on the Andara™ OFS™ PLUS System within the next few years. The initial version of the BrainGate System is not expected to be commercially launched for several years, if at all. In order to become a commercial product, the rate of spending on the BrainGate System will need to substantially increase as additional clinical trials are performed. However, as we devote more of our resources to the Andara™ OFS™ Therapy, we have reduced our spending on the BrainGate System and other neural interface products. Future development of our neural interface programs, including clinical trials, will be limited to activities funded by revenue from our research business and from research contracts from academic institutions funded by NIH grants. We have also initiated development of a completely implantable sensor and signal transmission system for long-term use that is being designed to be operated by the user outside of the hospital setting. Such a system will require substantial time to develop and is unlikely to be launched until after the initial version of the BrainGate System has been more fully-developed, which development is expected to take years.

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

Three Months Ended June 30, 2007 and 2006

Revenues

Product Sales and Gross Margin.  Since the Company's inception in May 2001, our business focus has been on the development of our advanced neurological product candidates, such as the NeuroPort™ and BrainGate™ Systems and, beginning in 2006, the Andara™ OFS™ Therapy. We also sell our Research Products line of neural recording arrays and data acquisition systems to neuroscience researchers. We expect that our sales from Research Products will continue to be limited and continue to fluctuate. For the three months ended June 30, 2007, product sales increased $34,000 to $329,000 from $295,000 for the three months ended June 30, 2006. The increase in sales was principally related to a custom Andara™ OFS™ System sold during the three months ended June 30, 2007. The gross margin on product sales was approximately 60% and 51% for the three months ended June 30, 2007 and 2006, respectively. The increase in gross margin for the three months ended June 30, 2007 is principally a result of an increase in the average selling price of products sold coupled with the sale of the custom Andara™ OFS™ System. Because the custom Andara™ OFS™ System sold during the quarter was still under development, certain costs which normally would have been charged to cost of sales were expensed as incurred to research and development.

Grant Income.  Revenue from grants decreased $67,000 to $110,000 for the three months ended June 30, 2007 from $177,000 for the three months ended June 30, 2006. Grant revenue is realized from our subcontract with Case Western Reserve University. The decrease in grant revenue was expected because the three months ended June 30, 2006 included revenue from research grants obtained from the U.S. government through the Small Business Innovation Research (“SBIR”) program. All of our remaining SBIR grants were completed during 2006. We no longer submit SBIR grant applications because of the uncertainties concerning the availability of these types of grants to public companies.

Expenses

Research and Development.  Research and development expenses increased $89,000 to $1,693,000 for the three months ended June 30, 2007 from $1,604,000 for the three months ended June 30, 2006. The increase was principally due to a $194,000 increase in outside consulting services primarily associated with finalizing the manufacturing design and process and preparing the FDA submission for the Andara™ OFS™ System. The increase in spending for our Andara program was partially offset by a decrease of $110,000 in stock-based compensation expense. The decrease in the stock-based compensation is due to options issued to consultants. The fair values of stock options issued to consultants are calculated for each option tranche as it vests. The decrease in stock-based compensation during the quarter was primarily a result of a decrease in the number of non-vested options outstanding as well as a decline in our stock price compared to the prior year.

Sales and Marketing.  Sales and marketing expenses increased $236,000 to $455,000 for the three months ended June 30, 2007 from $219,000 for the three months ended June 30, 2006. The increase is partly a result of an increase of $108,000 for compensation and other related expenses associated with developing a sales and marketing organization to prepare for the launch of the Andara™ OFS™ System. The remaining increase principally consists of outside consulting services and other operating costs associated with initial marketing efforts for the anticipated launch of the Andara™ OFS™ System which could occur later in 2007.

General and Administrative.  General and administrative expenses increased $110,000 to $1,213,000 for the three months ended June 30, 2007 as compared to $1,103,000 for the three months ended June 30, 2006. The increase is primarily due to a $139,000 increase in compensation expense for our existing and incremental general and administrative staff, including compensation expense incurred as a result of our hiring a Chief Financial Officer in September 2006. The increase also included an increase in stock-based compensation of $25,000 principally related to stock options and restricted stock granted to our Chief Financial Officer. These increases were partially offset by a net decrease of $54,000 in legal, accounting and other public company costs, including investor relations costs.

Other Income and Expenses

Other Income (Expense), Net.  Interest income remained consistent at $95,000 for the three months ended June 30, 2007 and for the three months ended June 30, 2006. Interest expense decreased $36,000 to $105,000 for the three months ended June 30, 2007 from $141,000 for the three months ended June 30, 2006. The decrease was related to lower average borrowings.

Net Loss

Net Loss.  Net loss increased $418,000 to $3,064,000 for the three months ended June 30, 2007 as compared to $2,646,000 for the three months ended June 30, 2006. The increase in net loss was primarily due to increased engineering, manufacturing and marketing efforts related to the anticipated launch of the Andara™ OFS™ System in 2007 and costs associated with preparing the FDA submission for the Andara™ OFS™ System. Our net loss per common share decreased $0.01 per share to $0.08 per share for the three months ended June 30, 2007 from $0.09 per share for the three months ended June 30, 2006. The decrease in net loss per share was due to an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased by 8,570,000 to 36,470,000 for the three months ended June 30, 2007 from 27,900,000 for the three months ended June 30, 2006. Weighted-average common shares outstanding increased primarily as a result of the issuance of 8,337,000 shares in connection with the private placement in October 2006.

Six Months Ended June 30, 2007 and 2006

Revenues

Product Sales and Gross Margin.  Since the Company's inception in May 2001, our business focus has been on the development of our advanced neurological product candidates, such as the NeuroPort™ and BrainGate™ Systems and, beginning in 2006, the Andara™ OFS™ Therapy. We also sell our Research Products line of neural recording arrays and data acquisition systems to neuroscience researchers. We expect that our sales from Research Products will continue to be limited and continue to fluctuate. For the six months ended June 30, 2007, product sales increased $283,000 to $710,000 from $427,000 for the six months ended June 30, 2006. The increase in sales was principally related to an increase in the number of units sold and increase in the average selling price of products sold as well as the sale of a custom Andara™ OFS™ System. The gross margin on product sales was approximately 65% and 54% for the six months ended June 30, 2007 and 2006, respectively. The increase in gross margin for the six months ended June 30, 2007 is principally a result of the mix of products sold and an increase in the average selling price of products sold coupled with the sale of the custom Andara™ OFS™ System. Because the custom Andara™ OFS™ System sold during the quarter was still under development, certain costs which normally would have been charged to cost of sales were expensed as incurred to research and development.

Grant Income.  Revenue from grants decreased $203,000 to $226,000 for the six months ended June 30, 2007 from $429,000 for the six months ended June 30, 2006. Grant revenue is realized from our subcontract with Case Western Reserve University. The decrease in grant revenue was expected in part because the six months ended June 30, 2006 included revenue for services performed from September 2005, the initial period covered by the subcontract, through June 30, 2006. The agreement was signed in March 2006. Under our revenue recognition policy we do not recognize revenue until we have received a signed contract and, accordingly, revenue associated with the services rendered from September 2005 through December 2005 was deferred at December 31, 2005. The decrease in grant revenue was also expected because the six months ended June 30, 2006 included revenue from research grants obtained from the U.S. government through the Small Business Innovation Research (“SBIR”) program. All of our remaining SBIR grants were completed during 2006. We no longer submit SBIR grant applications because of the uncertainties concerning the availability of these types of grants to public companies

Expenses

Research and Development.  Research and development expenses increased $280,000 to $3,281,000 for the six months ended June 30, 2007 from $3,001,000 for the six months ended June 30, 2006. The increase was principally due to a $511,000 increase in outside consulting services primarily associated with finalizing the manufacturing design and process and preparing the FDA submission for the Andara™ OFS™ System. The increase in spending for our Andara program was partially offset by a decrease of $60,000 in spending primarily related to our BrainGate and NeuroPort™ programs and a decrease of $171,000 in stock-based compensation expense.

Sales and Marketing.  Sales and marketing expenses increased $375,000 to $704,000 for the six months ended June 30, 2007 from $329,000 for the six months ended June 30, 2006. The increase is partly a result of an increase of $194,000 for compensation and other related expenses associated with developing a sales and marketing organization to prepare for the launch of the Andara™ OFS™ System. The remaining increase principally consists of outside consulting services and other operating costs associated with initial marketing efforts for the anticipated launch of the Andara™ OFS™ System which could occur later in 2007.

General and Administrative.  General and administrative expenses increased $231,000 to $2,388,000 for the six months ended June 30, 2007 as compared to $2,157,000 for the six months ended June 30, 2006. The increase is primarily due to a $213,000 increase in compensation expense for our existing and incremental general and administrative staff, including compensation expense incurred as a result of our hiring a Chief Financial Officer in September 2006. The increase also included an increase in stock-based compensation of $61,000 principally related to stock options and restricted stock granted to our Chief Financial Officer. These increases were partially offset by a net decrease of $42,000 in legal, accounting and other public company costs, including investor relations costs.

Other Income and Expenses

Other Income (Expense), Net.  Interest income increased $21,000 to $225,000 for the six months ended June 30, 2007 from $204,000 for the six months ended June 30, 2006. The increase in interest income was primarily the result of a higher rate of return on invested balances. Interest expense decreased $98,000 to $224,000 for the six months ended June 30, 2007 from $322,000 for the six months ended June 30, 2006. The decrease was related to lower average borrowings.

Net Loss

Net Loss.  Net loss decreased $865,000 to $5,682,000 for the six months ended June 30, 2007 as compared to $6,547,000 for the six months ended June 30, 2006. The net loss in 2006 included a charge of $1,602,000 for in-process research and development recorded in connection with the acquisition of Andara. Excluding the in-process research and development charge, net loss increased $737,000 which primarily reflects increased engineering, manufacturing and marketing efforts related to the anticipated launch of the Andara™ OFS System in 2007. Our net loss per common share decreased $0.08 per share to $0.16 per share for the six months ended June 30, 2007 from $0.24 per share for the six months ended June 30, 2006. The decrease in net loss per share was due to a decrease in net loss and to an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased by 9,010,000 to 36,401,000 for the six months ended June 30, 2007 from 27,391,000 for the six months ended June 30, 2006. Weighted-average common shares outstanding increased primarily as a result of the issuance of 8,337,000 shares in connection with the private placement in October 2006 and the issuance of 2,036,000 unrestricted shares in connection with the acquisition of Andara Life Science, Inc. in February 2006.

Liquidity and Capital Resources

Since inception we have financed operations primarily through private placements of equity securities, capital lease and debt facilities, and to a much more limited extent, revenue from product sales and sponsored research. We have received net proceeds of $34,550,000 from private placements of equity securities through June 30, 2007. We also borrowed $5,201,000 through June 30, 2007 under various debt facilities. As of June 30, 2007, we had $5,861,000 of cash and cash equivalents on hand.

Net cash used in operating activities was $4,973,000 for the six months ended June 30, 2007. The primary use of cash was to fund our operating losses. The net loss for the six months ended June 30, 2007 was $5,682,000. Included in this loss were non cash expenses totaling $1,025,000 consisting of stock-based compensation expense of $738,000, depreciation and amortization expense of $259,000 and non cash interest expense of $28,000. The use of cash for operations included costs associated with preparing for the anticipated launch of the Andara™ OFS™ System, continued efforts on our BrainGate and NeuroPort™ programs and costs associated with operating as a public company. Working capital changes affecting our cash position include a use of cash of $204,000 to reduce accounts payable and accrued expenses, $177,000 associated with an increase to deposits and other assets and $61,000 related to an increase in accounts receivable, partially offset by a decrease of $124,000 in prepaid expenses and other assets .

Net cash used in investing activities was $85,000 for the six months ended June 30, 2007. We used cash to purchase equipment primarily for use in our manufacturing and research and development activities.

Net cash used in financing activities was $917,000 for the six months ended June 30, 2007. We made payments of $750,000 and $180,000 under our notes payable and capital lease line, respectively. In addition, we received $13,000 in proceeds from the issuance of common stock related to the exercise of stock options.

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

We expect to continue to incur significant negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing capital resources as of June 30, 2007 are sufficient to meet our operating expenses and capital requirements through at least December 2007. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of our existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell additional equity securities, to borrow funds or to obtain funding through some combination thereof. We may not be successful in raising any necessary funds on acceptable terms, or at all. Without sufficient funds, we would be forced to delay, scale back or eliminate some of our research and development activities or delay the launch of our product candidates. Ultimately, if we were unable to raise sufficient additional financing, we will not be able to continue our operations.

We may seek to increase our cash reserves by obtaining additional funding through public or private financing, including the placement of shares of preferred or common stock, collaborative arrangements with strategic partners, or through additional borrowing under our Loan Agreement.

 Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements.

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

Revenue Recognition.  We recognize revenue from product sales and research grants. Product sales consist of sales of our line of brain-computer interface equipment to universities and research hospitals involved in neurological research. Research grants consist of grants obtained from the United States government as well as through subcontracts with research partners.

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

As of June 30, 2007, we estimated future research and development expenses of approximately $12,895,000 would be incurred to complete the Andara OFS and Andara OFS PLUS projects. These projects, which were in various stages of development, from preclinical through pilot clinical trials are, unless they have been discontinued, expected to reach completion at various dates ranging from 2007 through 2013.

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

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders on June 13, 2007, the following matters were acted upon by our shareholders:
1.	The election of eight directors for the ensuing year;

2.	The approval of an amendment to our 2002 Equity Incentive Plan; and

3.	The ratification of the appointment of Vitale, Caturano & Company, Ltd. as auditors for the fiscal year ending December 31, 2007.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of April 23, 2007, was 37,563,783. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
1. Election of eight directors:
Timothy R. Surgenor	23,730,362	174,348	NA	NA	NA
John P. Donoghue, Ph.D.	23,766,909	137,801	NA	NA	NA
Mark Carney	23,768,709	136,001	NA	NA	NA
Mark P. Carthy	23,672,229	232,481	NA	NA	NA
George N. Hatsopoulos, Ph.D	23,764,934	139,776	NA	NA	NA
Nicholas Hatsopoulos, Ph.D.	23,767,409	137,301	NA	NA	NA
Theo Melas-Kyriazi	23,769,609	135,101	NA	NA	NA
Daniel E. Geffken	23,766,009	138,701	NA	NA	NA
2. Approval of amendment to 2002
Equity Incentive Plan:	17,940,778	NA	281,985	111,300	5,570,647
3. Ratification of Auditors:	23,727,415	NA	36,839	140,455	NA

Item 5. Other Information

On August 9, 2007, the Company issued a press release announcing its financial results for the quarter ended June 30, 2007. A copy of this press release is attached hereto as Exhibit 99.1.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
By:	/s/ Timothy R. Surgenor
Timothy R. Surgenor
President and Chief Executive Officer (Principal Executive Officer) Date: August 14, 2007

By:	/s/ Kurt H. Kruger
Kurt H. Kruger
Chief Financial Officer (Principal Financial Officer) Date: August 14, 2007

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release dated August 9, 2007 announcing results for the quarter ended June 30, 2007.

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