Form 10QSB
period 2007-09-30
Cyberkinetics Neurotechnology Systems, Inc.
filed 2007-11-14
CIK 1180253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 12, 2007 the Registrant had 37,566,908 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORM 10-QSB INDEX

		Page Number

Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	22

Part II - Other Information

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24
	Signatures	25

	EX-4.1 Warrant to Purchase Common Stock dated November 13, 2007.
	EX-4.2 Registration Rights Agreement dated November 13, 2007.
	EX-10.1 Joint Venture and Strategic Investment Agreement dated November 13, 2007.
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
	EX-99.1 Press release dated November 14, 2007 announcing results for the quarter ended September 30, 2007
	EX-99.2 Press release dated November 14, 2007 announcing a strategic alliance with NeuroMetrix, Inc.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Balance Sheets

	As of
	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,584,516	$11,835,534
Accounts receivable	164,838	332,288
Inventory	946,090	697,947
Prepaid expenses and other current assets	217,606	563,483
Total current assets	4,913,050	13,429,252

Property and equipment, net	463,085	569,256
Intangible assets, net	1,603,916	1,802,390
Deposits and other assets	420,111	208,928
Goodwill	94,027	94,027
Total assets	$7,494,189	$16,103,853

Current liabilities:
Accounts payable	$467,458	$882,141
Accrued expenses	1,479,236	1,170,622
Current portion of capital lease obligations	159,970	295,948
Current portion of notes payable and line of credit	1,668,595	1,540,242
Total current liabilities	3,775,259	3,888,953

Capital lease obligations, net of current portion	135,829	250,280
Notes payable, net of current portion	596,961	1,864,951
Total long-term liabilities	732,790	2,115,231

Commitments — Note 6

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,566,908 and 37,409,214 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	37,567	37,409
Additional paid-in capital	45,347,171	44,337,458
Accumulated deficit	(42,398,598)	(34,275,198)
Total stockholders’ equity	2,986,140	10,099,669
Total liabilities and stockholders’ equity	$7,494,189	$16,103,853

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$257,440	$277,589	$967,744	$704,541
Grant income	94,066	90,873	319,679	520,012

Total revenues	351,506	368,462	1,287,423	1,224,553

Operating expenses:
Cost of product sales	133,202	83,076	378,999	278,401
Research and development	1,173,412	1,804,006	4,453,996	4,804,769
Sales and marketing	442,218	279,615	1,146,470	608,970
General and administrative	1,010,838	1,063,311	3,398,819	3,219,931

Purchased in-process research and development	—	—	—	1,602,239

Total operating expenses	2,759,670	3,230,008	9,378,284	10,514,310

Operating loss	(2,408,164)	(2,861,546)	(8,090,861)	(9,289,757)
Other income (expense):
Interest income	59,173	76,573	284,053	280,622
Interest expense	(92,887)	(137,706)	(316,592)	(460,129)

Other (expense) income, net	(33,714)	(61,133)	(32,539)	(179,507)

Net loss	$(2,441,878)	$(2,922,679)	$(8,123,400)	$(9,469,264)

Basic and diluted net loss per common share	$(.07)	$(0.10)	$(.22)	$(0.34)

Shares used in computing basic and diluted net loss per common share	36,475,433	27,916,186	36,426,315	27,567,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended,
	September 30, 2007	September 30, 2006
Operating activities
Net loss	$(8,123,400)	$(9,469,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391,422	363,196
Stock-based compensation	996,769	1,258,068
In-process research and development	—	1,602,239
Non-cash interest on line of credit and notes payable	41,486	80,580
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	167,450	(68,699)
Prepaid expenses and other current assets	345,877	41,926
Inventory	(248,143)	(347,550)
Deposits and other assets	(252,669)	(65,720)
Accounts payable	(411,432)	(253,167)
Accrued expenses	308,614	271,316
Net cash used in operating activities	(6,784,026)	(6,587,075)

Investment activities
Purchases of property and equipment	(86,777)	(209,159)
Acquisition of Andara Life Science, Inc.	(3,251)	(186,598)
Net cash used in investing activities	(90,028)	(395,757)

Financing activities
Proceeds from note payable	—	4,000,000
Proceeds from capital lease line	—	139,613
Payments on capital lease line	(250,429)	(224,290)
Payments on note payable and line of credit	(1,139,637)	(3,234,754)
Net proceeds from issuance of common stock	13,102	13,683
Net cash (used in) provided by financing activities	(1,376,964)	694,252

Net decrease in cash and cash equivalents	(8,251,018)	(6,288,580)
Cash and cash equivalents at beginning of period	11,835,534	11,346,372
Cash and cash equivalents at end of period	$3,584,516	$5,057,792

Supplemental disclosure of noncash investing and financing activities
Common stock warrants issued in connection with notes payable	$—	$77,918

Acquisition of Andara Life Science, Inc.
Fair value of assets acquired	—	3,526,937
Assumed liabilities	—	(425,000)
Acquisition costs incurred	—	(189,850)
Fair value of common stock issued	$—	$2,912,087

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

Management expects that the Company will continue to incur negative cash flows and net losses for the foreseeable future. Based upon management's current plans, management believes that the Company's existing capital resources, plus proceeds from the private placement completed on November 13, 2007 (see Note 11), will be sufficient to meet the Company's operating expenses and capital requirements through at least March 2008. However, changes in management's business strategy, technology development, marketing plans or other events affecting management's operating plans and expenses, may result in the expenditure of existing cash before that time. If this occurs, the Company's ability to meet its cash obligations as they become due and payable will depend on the Company's ability to sell securities, borrow funds or some combination thereof. The Company may not be successful in raising necessary funds on acceptable terms, or at all. Having insufficient funds, the Company may be required to delay, scale back or eliminate some of its research and development activities or delay the launch of its product candidates.

The Company is currently seeking to increase its cash reserves by obtaining additional funding through public or private financing, including the placement of shares of preferred or common stock, collaborative arrangements with strategic partners, or through additional borrowing or other debt facilities.

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

In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at September 30, 2007, the results of operations for the three months and nine months ended September 30, 2007 and September 30, 2006, and cash flows for the nine months ended September 30, 2007 and September 30, 2006. The preparation of the Company’s condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date.

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

The Company recorded stock-based compensation for stock-based awards granted to employees of $243,425 and $231,522, respectively, for the three months ended September 30, 2007 and 2006 and $848,986 and $673,265 for the nine months ended September 30, 2007 and 2006, respectively.

The weighted-average fair values of options granted to employees during the nine months ended September 30, 2007 and 2006 were $0.84 and $1.13 per share, respectively. Forfeitures were estimated based on historical experience and the Company expects forfeitures to be 5% annually. The following assumptions were made for options granted to employees during the nine months ended September 30, 2007 and 2006:

	2007	2006
Expected volatility (1)	104 - 130%	100%
Expected dividend yield (2)	0%	0%
Expected lives of options (in years) (3)	6.25	6.25
Risk-free interest rate (4)	4.55%	4.78%

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

As of September 30, 2007, there was $1,576,163 of total unrecognized compensation cost related to non-vested options granted to employees under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.82 years.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

A summary of option activity for all plans for the nine months ended September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,188,391	$0.76
Granted	680,800	$.98
Exercised	(130,271)	$.10
Forfeited	(460,541)	$1.21
Outstanding at September 30, 2007	4,278,379	$.76	7.86	$952,442
Exercisable at September 30, 2007	2,885,803	$.47	7.68	$950,496

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company's common stock for the options that had exercise prices that were lower than the $0.50 market price of the Company's common stock at September 30, 2007. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $111,714 and $111,348, respectively, determined on the date of exercise. During the nine months ended September 30, 2007 and 2006, the Company received proceeds of $13,102 and $13,683, respectively, from the exercise of stock options.

Stock options issued to consultants have been recorded at fair value using the Black-Scholes option-pricing model. The Company computes the fair value of each tranche of options as it vests. The Company recorded stock-based compensation expense related to options issued to non employees of $15,573 and $190,173, during the three months ended September 30, 2007 and 2006, respectively, and $147,783 and $493,678 for the nine months ended September 30, 2007 and 2006, respectively.

3.	Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. The Company has excluded the impact of all unvested restricted stock, stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are antidilutive for all periods presented. As part of the Andara acquisition which closed during the first quarter of 2006, the Company issued 3,029,801 shares of common stock, of which 993,377 shares of common stock were issued pursuant to a restricted award and are subject to forfeiture. The shares subject to forfeiture have been excluded from the calculation of net loss per share. During 2006, the Company issued 100,000 shares of restricted stock to an employee. The unvested portion of such shares of restricted stock have been excluded from the calculation of net loss per share. The shares in escrow issued in connection with an Agreement and Plan of Merger in October 2004, which were cancelled in 2006, have been excluded from the calculation for all periods presented.

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	As of
	September 30, 2007	September 30, 2006
Options	4,278,379	4,151,994
Warrants	10,536,968	6,079,410
Restricted stock	1,068,377	1,093,377
Total	15,883,724	11,324,781

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)
4.	Inventory

Inventory consists of the following:

	September 30, 2007	December 31, 2006
Raw materials	$389,089	$164,739
Work in process	286,638	317,413
Finished goods	270,363	215,795
Total	$946,090	$697,947

5.	Property and Equipment

Property and equipment consist of the following:

	September 30, 2007	December 31, 2006	Useful Life
Computer equipment	$273,142	$252,911	3 years
Software	218,417	193,806	3 years
Furniture and fixtures	84,770	61,445	3 years
Machinery and equipment	801,242	790,647	3 to 5 years
Leasehold improvements	67,912	59,896	Remaining lease term

	1,445,483	1,358,705
Less accumulated depreciation	(982,398)	(789,449)
Property and equipment, net	$463,085	$569,256

Depreciation expense, which includes amortization of assets under capital leases, was $66,122 and $62,347 for the three months ended September 30, 2007 and September 30, 2006, respectively and $192,948 and $194,987 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

6.	Commitments

Operating Leases

The Company leases office space in Foxborough, Massachusetts and office and laboratory space in Salt Lake City, Utah which is used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on May 31, 2008, and the Company has an option to renew the lease at the end of the initial term for an additional five-year term. The Salt Lake City, Utah lease expires on November 30, 2009 and the Company has an option to renew the lease at the end of the initial lease term for an additional five-year term. Future minimum lease payments required under noncancellable operating leases at September 30, 2007, are as follows:

Period ending December 31:
2007	$84,903
2008	254,005
2009	181,500
Total minimum lease commitments	$520,408

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

Capital Leases

In October 2003, the Company entered into a loan and security agreement (the “Capital Lease Line”) with General Electric Capital Corporation (the “lender”) that allows the Company to borrow funds to finance the purchase of equipment, hardware, leasehold improvements and software. The Company may borrow up to $1,300,000 under this Capital Lease Line. As of September 30, 2007, the Company had borrowed approximately $1,200,000 under the Capital Lease Line. All borrowings under the Capital Lease Line are collateralized by the assets financed. In connection with the Capital Lease Line, the Company issued to the lender a warrant to purchase up to 20,000 shares of Series A Preferred Stock in 2003. Such warrant has since been converted to a warrant to purchase 20,000 shares of the Company’s common stock. The warrant, valued at $10,506 under the Black-Scholes model, is exercisable at the option of the holder at $1.00 per share, and expires ten years from the date of issuance. The Company recorded the fair value of this warrant as a deferred financing cost which is being amortized as interest expense over the term of the Capital Lease Line. The Capital Lease Line will expire upon the termination of the last remaining lease schedule which, as of September 30, 2007, is June 22, 2010.

All financings under the Capital Lease Line have a term of 42 months, a $1.00 buyout option and monthly payments ranging from approximately 2.7% to 2.9% of the total cost of the equipment financed.

Future minimum cash payments under the Capital Lease Line at September 30, 2007 are as follows:

Period ending December 31:
2007	$54,920
2008	170,797
2009	87,701
2010	13,948
327,366
Less amount representing interest	(31,567)
Present value of minimum future payments	295,799
Less current portion of capital leases	(159,970)
Long-term portion of capital leases	$135,829

7.	Notes Payable

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

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)
Future minimum cash payments with respect to the Initial Borrowing are as follows as of September 30, 2007:

Period ending December 31:
2007	$400,605
2008	1,713,714
2009	151,237
Total	2,265,556
Less current portion of loan	(1,668,595)
Long-term portion of loan	$596,961

8.	Preferred Stock

As of September 30, 2007 and December 31, 2006, the Company had 50,000,000 shares of preferred stock authorized and no shares issued and outstanding.

9.	Licensing Arrangements

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

11.	Subsequent Event

On November 13, 2007, the Company entered into a Joint Venture and Strategic Investment Agreement (the “Agreement”) with NeuroMetrix, Inc., a Delaware corporation located in Waltham, MA (“NURO”). Pursuant to the Agreement, the Company issued and sold to NURO in a private placement (i) 5,434,783 shares of its common stock, $0.001 par value per share (“Common Stock”), at price of $0.46 per share and (ii) a five-year warrant (the “Warrant”) to purchase an aggregate of 2,717,391 shares (the “Warrant Shares”) of Common Stock at an exercise price of $0.46 per share. The Company received aggregate cash proceeds of $2,500,000 from NURO in exchange for the Shares and the Warrant. In connection with the sale of the Shares and the Warrant, the Company entered into a Registration Rights Agreement with NURO pursuant to which the Company has agreed to register the Shares and the Warrant Shares for resale with the U.S. Securities and Exchange Commission on the occurrence of certain events after December 31, 2008. The Agreement provides for a one-year contractual restriction on the sale of the Shares and the Warrant Shares.

In addition to the private placement, the Agreement calls for the parties to negotiate a joint venture between the Company and NURO for the purpose of developing and commercializing new products for the treatment of peripheral nerve injury and disease. It is contemplated that initially, the Company would grant the newly-formed joint venture entity a license to use intellectual property related to its OFS™ Device and NURO would contribute cash and/or services of up to $1,000,000 during each of the first two years of the joint venture’s operation. Subsequent contributions to the joint venture entity will be made on an equal basis and expenditures will be made based on mutually agreeable annual budgets. The Company intends to enter into a definitive joint venture agreement within 90 days of the execution and delivery of the Agreement and each of the Company and NURO will own 50% of the equity interests of the joint venture entity.

The Agreement provides that under the joint venture, on the earliest to occur of December 31, 2009, or the date on which the first new product designed by the joint venture entity is available for commercial distribution, NURO would, for a period of 90 days, hold a right of first negotiation with respect to commercialization and development of all new products designed by the joint venture entity. In addition, the Agreement grants NURO a right of first negotiation with respect to the following: (i) if prior to December 31, 2008, the Company receives HDE approval with respect to the OFS™ Device, the Company desires to grant distribution rights with respect to the OFS™ Device to another party for treatment of spinal cord injuries, or the Company desires to transfer some or all of its rights to the OFS™ Device or assets related thereto, for a period of 90 days, NURO shall have the right of first negotiation with respect to the commercialization and distribution of the OFS™ Device in North America, or the acquisition of such distribution or other rights the Company proposes to transfer; and (ii) if prior to December 31, 2008 the Company determines that it is advisable and in its best interests to initiate a Change of Control Transaction (as defined in the Agreement), NURO shall have the right of first negotiation with respect to such change of control for a period of 30 days.

Terms of the Warrant

The Warrant is immediately exercisable in cash to purchase the Warrant Shares until the fifth anniversary of the date of issue. Pursuant to the Agreement, the Warrant must be exercised in full if the Company receives HDE approval for the OFS™ Device during the period the Warrant is exercisable. The exercise price may be paid pursuant to a cashless exercise provision after December 31, 2008, whether such exercise is voluntary or mandatory. If the Warrant is exercised in full for cash at the $0.46 per share exercise price, the Company would receive aggregate proceeds of approximately $1.25 million. The exercise price and the number of shares of Common Stock issuable pursuant to the Warrant are subject to customary adjustments.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

Terms of the Registration Rights Agreement

The Registration Rights Agreement requires the Company to file, at any time after December 31, 2008, a Registration Statement under the Securities Act of 1933, as amended (the “Act”), with the U.S. Securities and Exchange Commission upon NURO’s request (limited to no more than two demand registrations) to register NURO’s Registrable Securities (as defined in the Registration Rights Agreement) for resale. In addition, if, at any time after December 31, 2008, the Company proposes to file a Registration Statement under the Act, whether on its behalf or on the behalf of its other shareholders, except in certain instances, the Registration Rights Agreement requires the Company to notify NURO of such registration and offer NURO the opportunity to register its Registrable Securities on such Registration Statement. The Company is obligated to use its reasonable best efforts to ensure the inclusion of NURO’s Registrable Securities in such filing. When a Registration Statement is required, the Company is obligated to file a Registration Statement as expeditiously as possible, unless its Chairman or CEO shall have sent a notice to NURO indicating that such efforts would be significantly disadvantageous to the Company. The Company is also obligated to use reasonable best efforts to keep the Registration Statement continuously effective until the earlier of 180 days from effectiveness, or the date on which all Registrable Securities so registered are sold.

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

The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the Andara™ OFS™ Therapy and additional products based on the technology underlying the Andara™ OFS™ Therapy that may be developed. We have been unprofitable since our inception in May 2001 and we expect to incur substantial additional operating losses for the foreseeable future as we continue to expand our product development activities. As of September 30, 2007, our accumulated deficit was $42,399,000. We expect to incur substantial losses for the next several years as we:

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

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

We have a limited history of operations. Through September 30, 2007, we have generated limited revenue from product sales and from grant income. Since inception we have financed operations primarily through private placements of equity securities, capital lease and debt facilities, and to a much more limited extent, revenue from product sales and sponsored research. Our business is subject to significant risks, including, but not limited to, the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing intellectual property rights. Accordingly, our activities to date are not as broad in depth or in scope as the activities we may undertake in the future, and our operating results or financial position or our lack of profitably as a commercial enterprise are not necessarily indicative of our future operating results.

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

In the future, our rate of spending is likely to increase as we develop the portfolio of product candidates acquired from Andara. These product candidates include the proprietary Andara™ OFS™ System, which we are preparing to launch in the first half of 2008 if we receive FDA clearance. We may also commence a pilot clinical trial on the Andara™ OFS™ PLUS System within the next few years. The initial version of the BrainGate System is not expected to be commercially launched for several years, if at all. In order to become a commercial product, the rate of spending on the BrainGate System will need to substantially increase as additional clinical trials are performed. However, as we devote more of our resources to the Andara™ OFS™ Therapy, we have reduced our spending on the BrainGate System and other neural interface products. Future development of our neural interface programs, including clinical trials, will be limited to activities funded by revenue from our research business and from research contracts from academic institutions funded by NIH grants. We have also initiated development of a completely implantable sensor and signal transmission system for long-term use that is being designed to be operated by the user outside of the hospital setting. Such a system will require substantial time to develop and is unlikely to be launched until after the initial version of the BrainGate System has been more fully-developed, which development is expected to take years.

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

Three Months Ended September 30, 2007 and 2006

Revenues

Product Sales and Gross Margin.  Beginning in 2006, we changed our business focus to the Andara™ OFS™ Therapy from the development of our advanced neurological products,, such as the NeuroPort™ and BrainGate™ Systems. We also sell our Research Products line of neural recording arrays and data acquisition systems to neuroscience researchers. We expect that our sales from Research Products will continue to be limited and continue to fluctuate. For the three months ended September 30, 2007, product sales decreased $21,000 to $257,000 from $278,000 for the three months ended September 30, 2006. The decrease in sales was principally related to a decrease in the number of Research Products units sold coupled with a decrease in the average selling price of products sold, in part related to the sale of a low-priced demo unit. This decline in Research Product sales in the third quarter was partially offset by the sale of a custom Andara™ OFS™ System, provided to a hospital in Europe under a compassionate use exemption. The gross margin on product sales was approximately 48% and 70% for the three months ended September 30, 2007 and 2006, respectively. The decrease in gross margin for the three months ended September 30, 2007 was principally a result of the product mix and pricing effects mentioned above, partially offset by the sale of the custom Andara™ OFS™ System. Because the custom Andara™ OFS™ System sold during the quarter was still under development, certain costs which normally would have been charged to cost of sales were expensed as incurred to research and development.

Grant Income.  Revenue from grants increased $3,000 to $94,000 for the three months ended September 30, 2007 from $91,000 for the three months ended September 30, 2006. Grant revenue is realized from our subcontract with Case Western Reserve University.

Expenses

Research and Development.  Research and development expenses decreased $631,000 to $1,173,000 for the three months ended September 30, 2007 from $1,804,000 for the three months ended September 30, 2006. The decrease was principally due to a $374,000 decrease in outside consulting services primarily associated with finalizing the manufacturing design and process, and preparing the FDA submission for the Andara™ OFS™ System. In addition, there was a decrease of $202,000 in stock-based compensation expense attributable primarily to options issued to consultants. The fair values of stock options issued to consultants are calculated for each option tranche as it vests. The decrease in stock-based compensation during the quarter was primarily a result of a decrease in the number of non-vested options outstanding as well as a decline in our stock price compared to the prior year. The remaining decrease principally related to a decrease in compensation and other related expenses due to a reduction in research and development staff.

Sales and Marketing.  Sales and marketing expenses increased $162,000 to $442,000 for the three months ended September 30, 2007 from $280,000 for the three months ended September 30, 2006. The increase was partly a result of an increase of $133,000 for compensation and other related expenses associated with developing a sales and marketing organization to prepare for the launch of the Andara™ OFS™ System. The remaining increase principally consisted of outside consulting services and other operating costs associated with initial marketing efforts for the anticipated launch of the Andara™ OFS™ System which could occur in the first half of 2008.

General and Administrative.  General and administrative expenses decreased $52,000 to $1,011,000 for the three months ended September 30, 2007 as compared to $1,063,000 for the three months ended September 30, 2006. The decrease was primarily due to a $101,000 decrease in legal, accounting and other public company costs, including investor relations costs. This decrease was partially offset by an increase in outside consulting fees and an increase in compensation expense for our existing and incremental general and administrative staff, including compensation expense incurred as a result of our hiring a Chief Financial Officer in September 2006.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

Other Income and Expenses

Other Income (Expense), Net.  Interest income decreased $18,000 to $59,000 for the three months ended September 30, 2007 as compared to $77,000 for the three months ended September 30, 2006. The decrease in interest income was primarily due to lower average invested cash balances. Interest expense decreased $45,000 to $93,000 for the three months ended September 30, 2007 from $138,000 for the three months ended September 30, 2006. The decrease was related to lower average borrowings.

Net Loss

Net Loss.  Net loss decreased $481,000 to $2,442,000 for the three months ended September 30, 2007 as compared to $2,923,000 for the three months ended September 30, 2006. The decrease in net loss was primarily due to a decrease in engineering and manufacturing expenses partially offset by increased marketing efforts related to the anticipated launch of the Andara™ OFS™ System in the first half of 2008 and costs associated with preparing the FDA submission for the Andara™ OFS™ System. Our net loss per common share decreased $0.03 per share to $0.07 per share for the three months ended September 30, 2007 from $0.10 per share for the three months ended September 30, 2006. The decrease in net loss per share was due to a decrease in net loss and to an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased by 8,559,000 to 36,475,000 for the three months ended September 30, 2007 from 27,916,000 for the three months ended September 30, 2006. Weighted-average common shares outstanding increased primarily as a result of the issuance of 8,337,000 shares in connection with our private placement in October 2006.

Nine Months Ended September 30, 2007 and 2006

Revenues

Product Sales and Gross Margin.  Beginning in 2006, we changed our business focus to the Andara™ OFS™ Therapy from the development of our advanced neurological products,, such as the NeuroPort™ and BrainGate™ Systems. We also sell our Research Products line of neural recording arrays and data acquisition systems to neuroscience researchers. We expect that our sales from Research Products will continue to be limited and continue to fluctuate. For the nine months ended September 30, 2007, product sales increased $263,000 to $968,000 from $705,000 for the nine months ended September 30, 2006. The increase in sales was principally related to an increase in the number of Research Products units sold as well as two custom Andara™ OFS™ Systems sold during the period under a compassionate use exemption in Europe. The gross margin on product sales was approximately 61% and 60% for the nine months ended September 30, 2007 and 2006, respectively. The modest increase in gross margin for the nine months September June 30, 2007 was principally a result of the two custom Andara™ OFS™ Systems sold. Because the custom Andara™ OFS™ Systems sold during the nine months ended September 30, 2007 were still under development, certain costs which normally would have been charged to cost of sales were expensed as incurred to research and development.

Grant Income.  Revenue from grants decreased $200,000 to $320,000 for the nine months ended September 30, 2007 from $520,000 for the nine months ended September 30, 2006. Grant revenue was realized from our subcontract with Case Western Reserve University. The decrease in grant revenue was expected in part because the nine months ended September 30, 2006 included revenue for services performed from September 2005, the initial period covered by the subcontract, through September 30, 2006. The agreement was signed in March 2006. Under our revenue recognition policy we do not recognize revenue until we have received a signed contract and, accordingly, revenue associated with the services rendered from September 2005 through December 2005 was deferred at December 31, 2005. The year to year comparisons were also affected by the absence, in the nine months ended September 30, 2007, of research grants obtained from the U.S. government through the Small Business Innovation Research (“SBIR”) program. All of our remaining SBIR grants were completed during 2006. We no longer submit SBIR grant applications because of the uncertainties concerning the availability of these types of grants to public companies.

Expenses

Research and Development.  Research and development expenses decreased $351,000 to $4,454,000 for the nine months ended September 30, 2007 from $4,805,000 for the nine months ended September 30, 2006. The decrease was principally due to a decrease of $373,000 in stock-based compensation expense attributable primarily to options issued to consultants. The fair values of stock options issued to consultants are calculated for each option tranche as it vests. The decrease in stock-based compensation during the period was primarily a result of a decrease in the number of non-vested options outstanding as well as a decline in our stock price compared to the prior year. This decrease was partially offset by an increase in outside consulting services primarily associated with finalizing the manufacturing design and process, and preparing the FDA submission for the Andara™ OFS™ System.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

Sales and Marketing.  Sales and marketing expenses increased $537,000 to $1,146,000 for the nine months ended September 30, 2007 from $609,000 for the nine months ended September 30, 2006. The increase was partly a result of an increase of $327,000 for compensation and other related expenses associated with developing a sales and marketing organization to prepare for the launch of the Andara™ OFS™ System. The remaining increase principally consisted of outside consulting services and other operating costs associated with initial marketing efforts for the anticipated launch of the Andara™ OFS™ System which could occur in the first half of 2008.

General and Administrative.  General and administrative expenses increased $179,000 to $3,399,000 for the nine months ended September 30, 2007 as compared to $3,220,000 for the nine months ended September 30, 2006. The increase was primarily due to a $250,000 increase in compensation and other related expenses for our existing and incremental general and administrative staff, including compensation expense incurred as a result of our hiring a Chief Financial Officer in September 2006. The increase also included an increase in stock-based compensation of $75,000 principally related to stock options and restricted stock granted to our Chief Financial Officer. These increases were partially offset by a net decrease of $146,000 in legal, accounting and other public company costs, including investor relations costs.

Other Income and Expenses

Other Income (Expense), Net.  Interest income increased $3,000 to $284,000 for the nine months ended September 30, 2007 from $281,000 for the nine months ended September 30, 2006. The increase in interest income was primarily the result of a higher rate of return on invested balances. Interest expense decreased $143,000 to $317,000 for the nine months ended September 30, 2007 from $460,000 for the nine months ended September 30, 2006. The decrease was related to lower average borrowings.

Net Loss

Net Loss.  Net loss decreased $1,346,000 to $8,123,000 for the nine months ended September 30, 2007 as compared to $9,469,000 for the nine months ended September 30, 2006. The net loss in 2006 included a charge of $1,602,000 for in-process research and development recorded in connection with the acquisition of Andara. Excluding the in-process research and development charge, our net loss increased $256,000 which primarily reflects increased engineering, manufacturing and marketing efforts related to the anticipated launch of the Andara™ OFS System in the first half of 2008. Our net loss per common share decreased $0.12 per share to $0.22 per share for the nine months ended September 30, 2007 from $0.34 per share for the nine months ended September 30, 2006. The decrease in net loss per share was due to a decrease in net loss and to an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased by 8,858,000 to 36,426,000 for the nine months ended September 30, 2007 from 27,568,000 for the nine months ended September 30, 2006. Weighted-average common shares outstanding increased primarily as a result of the issuance of 8,337,000 shares in connection with our private placement in October 2006 and the issuance of 2,036,000 unrestricted shares in connection with the acquisition of Andara Life Science, Inc. in February 2006.

Liquidity and Capital Resources

Since inception we have financed operations primarily through private placements of equity securities, capital lease and debt facilities, and to a much more limited extent, revenue from product sales and sponsored research. We have received net proceeds of $34,550,000 from private placements of equity securities through September 30, 2007. We also borrowed $5,201,000 through September 30, 2007 under various debt facilities. As of September 30, 2007, we had $3,585,000 of cash and cash equivalents on hand.

Net cash used in operating activities was $6,784,000 for the nine months ended September 30, 2007. The primary use of cash was to fund our operating losses. The net loss for the nine months ended September 30, 2007 was $8,123,000. Included in this loss were non-cash expenses totaling $1,430,000 consisting of stock-based compensation expense of $997,000, depreciation and amortization expense of $391,000 and non-cash interest expense of $41,000. The use of cash for operations included costs associated with preparing for the anticipated launch of the Andara™ OFS™ System, continued efforts on our BrainGate and NeuroPort™ programs and costs associated with operating as a public company. Working capital changes that affected our cash position include a use of cash of $253,000 associated with an increase to deposits and other assets, an increase of $248,000 in inventory and a net decrease in accounts payable and accrued expenses of $102,000, partially offset by a decrease of $346,000 in prepaid expenses and other current assets and $167,000 related to a decrease in accounts receivable. The increase in deposits and other long term assets was primarily due to $295,000 of deferred financing costs associated with our efforts to raise additional funds through a public financing.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

Net cash used in investing activities was $90,000 for the nine months ended September 30, 2007. We used cash to purchase equipment primarily for use in our manufacturing and research and development activities.

Net cash used in financing activities was $1,377,000 for the nine months ended September 30, 2007. We made payments of $1,140,000 and $250,000 under our notes payable and capital lease line, respectively. In addition, we received $13,000 in proceeds from the issuance of common stock related to the exercise of stock options.

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

We expect to continue to incur significant negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing capital resources as of September 30, 2007, plus proceeds from the private placement completed on November 13, 2007, are sufficient to meet our operating expenses and capital requirements through at least March 2008. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of our existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell additional equity securities, to borrow funds or to obtain funding through some combination thereof. We may not be successful in raising any necessary funds on acceptable terms, or at all. Without sufficient funds, we would be forced to delay, scale back or eliminate some of our research and development activities or delay the launch of our product candidates. Ultimately, if we were unable to raise sufficient additional financing, we will not be able to continue our operations.

We are currently seeking to increase our cash reserves by obtaining additional funding through public or private financing, including the placement of shares of preferred or common stock, collaborative arrangements with strategic partners, or through additional borrowing or other debt facilities.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

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

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

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

As of September 30, 2007, we estimated future research and development expenses of approximately $12,895,000 would be incurred to complete the Andara OFS and Andara OFS PLUS projects. These projects, which were in various stages of development, from preclinical through pilot clinical trials are, unless they have been discontinued, expected to reach completion at various dates ranging from 2007 through 2013.

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

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

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

Item 3. Controls and Procedures.

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The Company’s Principal Executive Officer and Principal Financial Officer have further concluded that, as of the end of such period, the Company’s controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Subsequent Events

On November 13, 2007, we entered into a Joint Venture and Strategic Investment Agreement (the “Agreement”) with NeuroMetrix, Inc., a Delaware corporation located in Waltham, MA (“NURO”). Pursuant to the Agreement, we issued and sold to NURO in a private placement (i) 5,434,783 shares of our common stock, $0.001 par value per share (“Common Stock”), at price of $0.46 per share and (ii) a five-year warrant (the “Warrant”) to purchase an aggregate of 2,717,391 shares (the “Warrant Shares”) of Common Stock at an exercise price of $0.46 per share. We received aggregate cash proceeds of $2,500,000 from NURO in exchange for the Shares and the Warrant. In connection with the sale of the Shares and the Warrant, we entered into a Registration Rights Agreement with NURO pursuant to which we have agreed to register the Shares and the Warrant Shares for resale with the U.S. Securities and Exchange Commission on the occurrence of certain events after December 31, 2008. The Agreement provides for a one-year contractual restriction on the sale of the Shares and the Warrant Shares.

In addition to the private placement, the Agreement calls for the parties to negotiate a joint venture between us and NURO for the purpose of developing and commercializing new products for the treatment of peripheral nerve injury and disease. It is contemplated that initially, we would grant the newly-formed joint venture entity a license to use intellectual property related to our OFS™ Device and NURO would contribute cash and/or services of up to $1,000,000 during each of the first two years of the joint venture’s operation. Subsequent contributions to the joint venture entity will be made on an equal basis and expenditures will be made based on mutually agreeable annual budgets. We intend to enter into a definitive joint venture agreement within 90 days of the execution and delivery of the Agreement and each of us and NURO will own 50% of the equity interests of the joint venture entity.

The Agreement provides that under the joint venture, on the earliest to occur of December 31, 2009, or the date on which the first new product designed by the joint venture entity is available for commercial distribution, NURO would, for a period of 90 days, hold a right of first negotiation with respect to commercialization and development of all new products designed by the joint venture entity. In addition, the Agreement grants NURO a right of first negotiation with respect to the following: (i) if prior to December 31, 2008, we receive HDE approval with respect to the OFS™ Device, we desire to grant distribution rights with respect to the OFS™ Device to another party for treatment of spinal cord injuries, or we desire to transfer some or all of our rights to the OFS™ Device or assets related thereto, for a period of 90 days, NURO shall have the right of first negotiation with respect to the commercialization and distribution of the OFS™ Device in North America, or the acquisition of such distribution or other rights we propose to transfer; and (ii) if prior to December 31, 2008 we determine that it is advisable and in our best interests to initiate a Change of Control Transaction (as defined in the Agreement), NURO shall have the right of first negotiation with respect to such change of control for a period of 30 days.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

The foregoing summary is qualified in its entirety by reference to the Agreement which is filed with this report as Exhibit 10.1 and incorporated herein by reference.

Terms of the Warrant

The Warrant is immediately exercisable in cash to purchase the Warrant Shares until the fifth anniversary of the date of issue. Pursuant to the Agreement, the Warrant must be exercised in full if we receive HDE approval for the OFS™ Device during the period the Warrant is exercisable. The exercise price may be paid pursuant to a cashless exercise provision after December 31, 2008, whether such exercise is voluntary or mandatory. If the Warrant is exercised in full for cash at the $0.46 per share exercise price, we would receive aggregate proceeds of approximately $1.25 million. The exercise price and the number of shares of Common Stock issuable pursuant to the Warrant are subject to customary adjustments.

The foregoing summary is qualified in its entirety by reference to the form of the Warrant, which is filed with this report as Exhibit 4.1 and incorporated herein by reference.

Terms of the Registration Rights Agreement

The Registration Rights Agreement requires us to file, at any time after December 31, 2008, a Registration Statement under the Securities Act of 1933, as amended (the “Act”), with the U.S. Securities and Exchange Commission upon NURO’s request (limited to no more than two demand registrations) to register NURO’s Registrable Securities (as defined in the Registration Rights Agreement) for resale. In addition, if, at any time after December 31, 2008, we propose to file a Registration Statement under the Act, whether on our behalf or on the behalf of other our shareholders, except in certain instances, the Registration Rights Agreement requires us to notify NURO of such registration and offer NURO the opportunity to register its Registrable Securities on such Registration Statement. We are obligated to use our reasonable best efforts to ensure the inclusion of NURO’s Registrable Securities in such filing. When a Registration Statement is required, we are obligated to file a Registration Statement as expeditiously as possible, unless our Chairman or CEO shall have sent a notice to NURO indicating that such efforts would be significantly disadvantageous to us. We are also obligated to use reasonable best efforts to keep the Registration Statement continuously effective until the earlier of 180 days from effectiveness, or the date on which all Registrable Securities so registered are sold.

The foregoing summary is qualified in its entirety by reference to the form of Registration Rights Agreement, which is filed with this report as Exhibit 4.2 and incorporated herein by reference.

On November 14, 2007, the Company issued a press release announcing its financial results for the quarter ended September 30, 2007. A copy of this press release is attached hereto as Exhibit 99.1.

On November 14, 2007, the Company issued a press release announcing a strategic alliance with NeuroMetrix, Inc. A copy of this press release is attached hereto as Exhibit 99.2.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.
By:	/s/ Timothy R. Surgenor
Timothy R. Surgenor
President and Chief Executive Officer (Principal Executive Officer) Date: November 14, 2007

By:	/s/ Kurt H. Kruger
Kurt H. Kruger
Chief Financial Officer (Principal Financial Officer) Date: November 14, 2007

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

EXHIBIT INDEX

4.1	Warrant to Purchase Common Stock dated November 13, 2007

4.2	Registration Rights Agreement dated November 13, 2007

10.1	Joint Venture and Strategic Investment Agreement dated November 13, 2007

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release dated November 14, 2007 announcing results for the quarter ended September 30, 2007.

99.2*	Press release dated November 14, 2007 announcing a strategic alliance with NeuroMetrix, Inc.

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