Form 10KSB
period 2007-12-31
Cyberkinetics Neurotechnology Systems, Inc.
filed 2008-03-31
CIK 1180253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes ☐ No☑

Issuer's revenues for its most recent fiscal year:  $2,223,966

Aggregate market value of the voting common stock held by non-affiliates computed by reference to the closing price at which the Common Stock was sold on the Over-the-Counter Bulletin Board on March 25, 2008: $5,361,649. The voting stock held by non-affiliates on that date consisted of 20,621,728 shares of Common Stock. For purposes of this calculation only, all directors, officers and holders of 10% or more of the outstanding common stock were deemed affiliates.

Number of shares outstanding of each of the issuer's classes of common stock at March 25, 2008:

Common Stock: 44,871,691

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

Ex-31.1 Certification of Principal Executive Officer

EX-31.2 Certification of Principal Financial Officer

EX-32.1 Certification of Principal Executive Officer and Principal Financial Officer

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements, including those statements about financing plans, cost reduction programs, plans to sell assets, product development plans and progress, potential development of proprietary inventions, benefits that may be realized by certain research programs and the plans and objectives of management for the business, operations, and economic performance of Cyberkinetics Neurotechnology Systems, Inc. (the “Company,” “we” or “us”). These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terminology. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include our limited cash and liquid assets; the potential for us to default on our secured debt payment obligations; our ability to employ and retain qualified employees; our limited operating history; our lack of profits from operations; our ability to raise additional funds; our ability to successfully develop and commercialize our proposed products; a lengthy approval process and the uncertainty of FDA and other governmental regulatory requirements; clinical trials that fail to demonstrate the safety and effectiveness of our products; the degree and nature of our competition; compliance with recent legislation regarding corporate governance, including the Sarbanes-Oxley Act of 2002; as well as those risks more fully discussed herein and in our other public filings with the Securities and Exchange Commission, all of which are difficult to predict and some of which are beyond our control.

PART I

OUR BUSINESS

Business Overview

We are a medical device company focused on developing novel implantable products to treat neurological diseases and injuries of the central nervous system. Our lead proprietary technology, the Andara™ OFS™ Therapy, is based on the targeted delivery of electrical stimulation to the body in order to stimulate the growth of nerve fibers. The Andara™ OFS™ Therapy for spinal cord injury is an investigational device, which is being developed as a single use implant to enhance neurological recovery in patients with devastating loss of movement and sensation. The FDA is currently reviewing this device for market clearance as a Humanitarian Device. We believe, based on the results of our pre-clinical development and clinical trials to date, that our targeted electrical stimulation promotes the growth of nerve fibers across the damaged portion of the spinal cord. We believe that the Andara™ OFS™ Therapy will enhance the natural process of neuroplasticity to make new connections in the spinal cord that lead to partial restoration of neurological functions, such as sensation and movement, below the injury.

To date, we have been unsuccessful in obtaining the FDA’s approval of our Andara OFS Therapy HDE application. Our inability to obtain such FDA approval, combined with our substantial losses and negative cash flow from operations, have made it extremely difficult for us to raise additional capital. Consequently, we have taken steps to significantly reduce our administrative, sales, marketing and clinical spending, including reducing headcount, while we continue to seek FDA approval of our HDE application. We are actively seeking to raise additional equity financing and have also explored the possible sale of the entire Company or of those assets not within our primary strategic focus. We do have a Warrant Agreement in place with NeuroMetrix, Inc. (the NeuroMetrix Warrant”) pursuant to which NeuroMetrix is required to exercise the NeuroMetrix Warrant and pay us $1,250,000 in cash if we receive FDA approval of our HDE application by December 31, 2008. If, however, we do not receive such approval from the FDA before the end of June, 2008, and do not thereby trigger the payment of the $1,250,000 cash exercise price under the NeuroMetrix Warrant, or if before the end of June 2008,we are unsuccessful in raising additional capital or in selling assets to generate sufficient cash proceeds to fund our operations, we are likely to be required to cease operations and seek bankruptcy protection. See: “Risk Factors”.

The Andara™ device is designed to be implanted in muscle tissue adjacent to the spinal column with electrical leads attached to the tissue next to the vertebrae, above and below the spinal cord injury. Our testing indicates it can be implanted in an hour or less by a spine surgeon during the acute phase of treatment and is consistent with other surgical treatments for spinal cord injury. We believe that approximately one third of the estimated 11,000 individuals that suffer spinal cord injuries per year in the United States may be candidates for the Andara™ OFS™ Therapy. Because currently there are no approved treatments for acute spinal cord injury, we believe that if it is approved for use in humans, the Andara™ OFS™ Therapy may become the standard of care for such injuries.

We believe that additional products based on the Andara™ OFS™ Therapy can be developed and used to treat other areas of the body where nerve fiber damage creates loss of function such as the treatment of peripheral nerve injuries, which are estimated to affect more than 100,000 people in the United States each year. Together with our partner NeuroMetrix, Inc. (Nasdaq: NURO; NeuroMetrix), we have formed PNIR, LLC (PNIR), a joint venture to develop and commercialize a therapeutic product for peripheral nerve injury based on Cyberkinetics’ Andara™ Oscillating Field Stimulator (OFS™) neurostimulation technology platform. Each company will have equal ownership in PNIR. The joint venture agreement requires NeuroMetrix to fund $2 million in development costs at PNIR during the first two years of the venture. Cyberkinetics will contribute intellectual property related to its Andara™ OFS™ Therapy platform and its technical and scientific expertise to the joint venture. After the first two years, the companies will each contribute equally to development costs. As part of the agreement, NeuroMetrix will distribute and we will manufacture any products developed through the joint venture.

The primary focus of our current business strategy is to commercialize the Andara™ OFS™ Therapy as a treatment for acute spinal cord injuries. After extensive pre-clinical development in cell culture, and small and large animal models, researchers at the Center for Paralysis Research at Purdue University and at Indiana University completed in 2004 a Phase Ia, 10-patient clinical trial of the Andara™ System in patients with spinal cord injuries. Results from that Phase Ia trial were published in the January 2005 issue of the Journal of Neurosurgery: Spine. Four additional patients have since enrolled in this trial. We believe that the results of this study demonstrate that there is a strong likelihood that the recovery of neurological function produced by the device will be above expectations for spontaneous recovery.

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

On December 7, 2007, the FDA sent us a letter indicating that it had completed an initial scientific review of the July amendment and that it required additional information to determine if our device met the statutory criteria for approval. Although the FDA has a statutory target of 75 days to review HDE amendments, the letter was received approximately 150 days after we filed our May 2007 amendment. The letter requested additional information related to clinical data, study analysis, biocompatibility, sterilization, device description, and labeling. The letter indicated potential acceptance of improvement in sensory function as a clinically significant endpoint but requested clarification of the previously submitted data.

On February 28, 2008 we participated in a meeting with members of the FDA review staff, including the Director and Deputy Director of the division responsible for the HDE review. An independent statistician who is an expert in clinical trial outcomes in spinal cord injury presented findings from his own analysis of the OFS System study data in comparison to the data for the placebo group of a large previously completed, randomized clinical trial of spinal cord injury. We also made available to the FDA a team of experts including five neurosurgeons, (including one who is a former president of the Congress of Neurological Surgeons, one who is a former Chair of Neurosurgery at Walter Reed, and two who are authors of the American Academy of Neurosurgeons clinical guidelines for the treatment of spinal cord injuries), one physician who runs a large spinal cord injury rehabilitation center, an expert in spinal cord injury outcomes measurement, and a patient advocate. Two of these individuals have spinal cord injuries themselves. All of these experts recommended to the FDA that the Andara device appeared to meet the standard for probable benefit associated with an HDE application.

On March 14, 2008 we submitted an amendment addressing each of the specific questions contained in the December 7, 2007 FDA letter. The submission included a detailed written report, prepared by the independent statistician, which concluded that compared to matched patients drawn from the placebo group of the large, randomized trial of spinal cord injured patients, the patient sensory improvements demonstrated in the Andara OFS System study were statistically significantly higher than for those in the placebo group. In total we believe that these improvements in sensory function provide a conclusive presumption of benefit.

The FDA will have at least 75 days from receipt to review our amended application and may have additional questions for us or request additional data and information. Although we believe that we have provided the FDA with the information requested, we cannot provide any assurance that (i) our response will be satisfactory to the FDA or that we will not have to conduct additional significant, lengthy and expensive clinical trials before the FDA would grant its approval to market the Andara™ OFS™ System, or (ii) the FDA will ever grant such approval.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risk and uncertainties, together with the financial statements and the notes related thereto and the other information contained in this prospectus. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations will likely be materially and adversely affected. In that event, the market price of our common stock would likely decline and you could lose all or a part of, your investment.  We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which are beyond our control. See also “Special Note Regarding Forward-Looking Statements.”

Risks Related to Financing Our Business

Our current cash and liquid assets are not sufficient to meet our liabilities and anticipated liabilities beyond the next few months, and we are not generating cash from our operations. If we are not able to raise sufficient additional capital in the next two to three months, we are likely to be forced to cease operations and we may need to seek the protection of the bankruptcy court.

If we do not raise sufficient capital in the next few months to pay our debts and fund our operations we are likely to be forced to cease operations and we may need to seek the protection of the bankruptcy court. Given our need for capital, we are seeking new funding and we are minimizing cash expenditures. We have taken steps to reduce our administrative, sales, marketing and clinical spending, including reducing headcount. Additionally, we are exploring a sale of assets related to our neural interface business, as such assets are not within our primary strategic focus, and we are exploring other strategic alternatives to protect the interests of our shareholders, creditors and other stakeholders. If, before the end of June, 2008, we have not received HDE approval from the FDA, and do not thereby trigger the payment of the $1,250,000 cash exercise price under the NeuroMetrix Warrant, or if before the end of June 2008 we are unsuccessful in raising additional capital or in selling assets to generate sufficient cash proceeds to fund our operations, we are likely to have to cease operations, liquidate our assets and use the proceeds to pay creditors. In such event, there may not be sufficient proceeds to make any distributions to our shareholders.

Although we have made all required payments to our secured lender to date, our lender has indicated that it may declare that we are in default under the terms of our Loan and Master Security Agreement. If the lender declares that we are in default, our lender may declare the approximately $1.8 million that we owe to our lender to be immediately due and payable. Such action by the lender would likely cause us to file for bankruptcy and cause substantial loss to our investors and creditors.

Under the terms of our Loan and Master Security Agreement, if there is a material adverse change in our financial condition as determined solely by the lender acting in good faith, the lender, at its option, may declare any or all of the amount we owe to the lender to be immediately due and payable. Any accelerated obligations shall bear interest until paid in full at the lower of 18% per annum or the maximum rate not prohibited by applicable law. If these events were to occur, we currently would not have sufficient liquid assets to meet such obligations and we would likely be forced to seek the protection of the bankruptcy court. Such actions would have a material adverse effect on our investors and creditors.

The report of our registered independent accounting firm includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, which may make capital raising more difficult and may require us to scale back or cease operations.

The report of our registered independent accounting firm for the 2007 fiscal year, included elsewhere in this annual report, includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. This explanatory paragraph from our registered independent accounting firm may make it more difficult for us to raise funds.   If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan and/or cease operations.  In such event, our investors may lose a portion or all of their investment.

We are a clinical-stage company and have incurred operating losses since inception. We have never had any significant product revenues and we may never achieve or sustain profitability.

We are a clinical-stage medical device company, with limited operating history on which you can evaluate our business. Our proposed products are currently in research and development, have not been approved by the FDA, and, if approved for sale, may not be commercially successful. We are not profitable and have incurred continuing, substantial net losses since our inception in 2001, including net losses of $10,057,000 in 2007, $12,278,000 in 2006 and $9,326,000 in 2005. At December 31, 2007, we had an accumulated deficit of $44,333,000. Our current cash and liquid assets are not sufficient to meet our liabilities and anticipated liabilities beyond the next few months, and we are not generating cash from our operations. If we can raise sufficient additional capital in the near term to continue operations beyond the next few months, we expect to continue to incur losses for the foreseeable future, and we expect these losses to persist as we continue our research activities and conduct development of, and seek regulatory approvals for, our products, and prepare for and begin to commercialize any approved products. We may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability. Any failure to successfully develop our products and obtain regulatory approval for products that are currently under development would have a material adverse effect on our business, financial condition and results of operations.

We are dependent on outside funding and will need to raise additional funds in the next few months. There are uncertainties as to our ability to raise additional funding. If we fail to obtain it, we will not be able to complete the development and commercialization of our products or continue our clinical trials and other research and development programs, and we are likely to have to cease operations.

Our operations have consumed substantial amounts of cash since inception. If we are able to raise additional funds, we expect to continue to spend substantial amounts to:

•	continue and complete the clinical development and regulatory approval of the Andara™ OFS™ Therapy;

•	initiate and/or continue to complete the clinical development of our other products;

•	license or acquire additional products;

•	launch and commercialize any products for which we receive regulatory approval; and

•	continue our research and development programs.

If we are able to raise additional funding, such funding will be used to fund operations and the development and commercialization of the Andara OFS System. Our BrainGate and NeuroPort™ clinical programs will be limited to the extent funded by grant income or other dedicated outside funding sources. In addition, our future cash requirements may vary materially from those now expected. For example, our future capital requirements may increase if we:

•
experience scientific progress sooner than expected in our discovery, research and development projects, if we expand the magnitude and scope of these activities, or if we modify our focus as a result of our discoveries;

•	experience setbacks in our progress with pre-clinical studies or clinical trials are delayed;

•	experience delays or unexpected increased costs in connection with obtaining regulatory approvals;

•	experience unexpected or increased costs relating to preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	elect to develop, acquire or license new technologies and products;

•	fail to attract research grant money to fund our research and development projects; or

•	fail to successfully commercialize the Andara™ OFS™ Therapy if we obtain the necessary regulatory approvals.

If we are able to raise additional funding, the terms of such transactions are highly likely to cause dilution to existing shareholders or contain terms that are not favorable to us.

We are seeking to raise additional funding to continue our operations through private placements or public offerings of our equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders are likely to experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, any new equity or debt securities may have rights, preferences and privileges senior to those of our existing equity holders.

Risks Related to Regulatory Approval and Clinical Trials

If we fail to obtain approval, or fail to maintain any approvals we receive, for any of our products, from the FDA and from foreign regulatory authorities, we will not be allowed to market or sell such products in the United States or other countries and our results of operations and financial conditions will be materially adversely affected.

We are a clinical-stage medical device company focused on the development of two neurotechnology product platforms, one that is intended to restore sensation and movement by stimulating the regeneration of neural fibers and one that is based on a set of technologies that record, monitor and analyze brain electrical activity, and allow complex signals from the brain to be interpreted by computer equipment. Our primary focus is on the development of implantable medical devices based on the Andara™ OFS™ Therapy platform that will be designed to partially restore neurological function by regenerating and reconnecting neural fibers that have been damaged by disease or injury. Our secondary focus is on the development of implantable medical devices and software and hardware for human use based on the BrainGate Neural Interface System platform that will be designed to detect and interpret real-time brain activity. If we cannot demonstrate through clinical testing on humans or through other means that the Andara™ OFS™ Therapy, BrainGate System or other products under development and testing are safe and effective, we will not be able to obtain regulatory approvals in the U.S. or other countries for the commercial sale of our product candidates. Without regulatory approval for at least one of our products, we cannot become a successful business.

If we cannot provide sufficient data to satisfy the FDA that our Andara™ OFS™ System provides a clinical benefit to patients who have suffered spinal cord injuries and who are treated with it as an adjunct to surgery and medication that is superior to the benefits of receiving surgery and medication alone, the FDA cannot approve our HDE application.

In September 2006, the Food and Drug Administration (FDA) designated the Andara™ OFS™ Therapy as a Humanitarian Use Device, a designation based on a potential U.S. patient population of less than 4,000 patients per year. As the second of two steps in the Humanitarian Use approval process, we filed a Humanitarian Device Exemption (HDE) application based on a relatively small sample size of 14 patients in February 2007. Approval of the HDE by the FDA requires that we demonstrate our device would not expose patients to an unreasonable or significant risk of illness or injury and that the probable benefit to health from the use of the device outweighs the risk of injury or illness from its use, taking into account the probable risks and benefits of currently available devices or alternate forms of treatment.

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

On December 7, 2007, the FDA sent us a letter indicating that it had completed an initial scientific review of the July amendment and that it required additional information to determine if our device met the statutory criteria for approval. Although the FDA has a statutory target of 75 days to review HDE amendments, the letter was received approximately 150 days after we filed our May 2007 amendment. The letter requested additional information related to clinical data, study analysis, biocompatibility, sterilization, device description, and labeling. The letter indicated potential acceptance of improvement in sensory function as a clinically significant endpoint but requested clarification of the previously submitted data.

On February 28, 2008 we participated in a meeting with members of the FDA review staff, including the Director and Deputy Director of the division responsible for the HDE review. An independent statistician who is an expert in clinical trial outcomes in spinal cord injury presented findings from his own analysis of the OFS System study data in comparison to the data for the placebo group of a large previously completed, randomized clinical trial of spinal cord injury. We also made available to the FDA a team of experts including five neurosurgeons, (including one who is a former president of the Congress of Neurological Surgeons, one who is a former Chair of Neurosurgery at Walter Reed, and two who are authors of the American Academy of Neurosurgeons clinical guidelines for the treatment of spinal cord injuries), one physician who runs a large spinal cord injury rehabilitation center, an expert in spinal cord injury outcomes measurement, and a patient advocate. Two of these individuals have spinal cord injuries themselves. All of these experts recommended to the FDA that the Andara device appeared to meet the standard for probable benefit associated with an HDE application.

On March 14, 2008 we submitted an amendment addressing each of the specific questions contained in the December 7, 2007 FDA letter. The submission included a detailed written report, prepared by the independent statistician, which concluded that compared to matched patients drawn from the placebo group of the large, randomized trial of spinal cord injured patients, the patient sensory improvements demonstrated in the Andara OFS System study were statistically significantly higher than for those in the placebo group. In total we believe that these improvements in sensory function provide a conclusive presumption of benefit.

The FDA will have at least 75 days from receipt to review our amended application and may have additional questions for us or request additional data and information. Although we believe that we have provided the FDA with the information requested, we cannot provide any assurance that (i) our response will be satisfactory to the FDA or that we will not have to conduct additional significant, lengthy and expensive clinical trials before the FDA would grant its approval to market the Andara™ OFS™ System, or (ii) the FDA will ever grant such approval.

Pursuing and obtaining special regulatory approval for certain of our products may result in those products having limited marketability.

We are seeking to obtain initial approval from the FDA to market the Andara™ OFS™ System under Humanitarian Device Exemption (“HDE”) rather than through Pre-Market Approval application (“PMA”). Approval of an HDE by the FDA requires that we demonstrate that our device is safe, potentially effective and that its benefits outweigh its associated risks. The FDA has not yet approved an HDE application for the Andara™ OFS™ System. If we are successful in obtaining FDA approval for the Andara™ OFS™ System based on a phased approach that begins with an HDE, the initial approval is likely to include conditions or limitations to particular indications that would further limit the available market for this product. In addition, the amount charged for this device is not to exceed the cost of research, development, fabrication and distribution. A humanitarian use device can only be administered at a facility with an Independent Review Board (“IRB”), and the IRB must approve the use of the device for the HDE indication. Under these circumstances, even if the FDA approves our HDE application, we may experience (i) delays in product commercialization; (ii) an inability to broadly commercialize our product or (iii) limited profitability from the sales of such product, if any.

If we obtain regulatory approval of our products, the products will continue to be subject to review and extensive regulatory requirements, which could affect the manufacturing and marketing of our products.

The FDA continues to review products even after they have received initial approval. If the FDA approves the Andara™ OFS™ System, the BrainGate System, or our other products under development, and although the NeuroPort™ System has received 510(k) clearance, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with quality systems regulations (“QSR”), adverse event reporting requirements and prohibitions on promoting a product for unapproved uses. Additionally, if the FDA approved any HDEs for any of our products, the FDA may suspend or withdraw an HDE if any of the applicable criteria are no longer met.

We will also be required to obtain additional approvals in the event we significantly modify the design of an approved product or the product's labeling or manufacturing process. Modifications of this type are common with new products, and we anticipate that the first generation of each of our products will undergo a number of changes, refinements and improvements over time. For example, the current configuration of the BrainGate System utilizes a connector which penetrates the skin, and we anticipate that we will need to obtain regulatory approval for a configuration incorporating a fully-implantable device that can be powered and can transmit neural signals without penetrating the skin. If we are not able to obtain regulatory approval of modifications to our current and future products, the commercial success of those products could be limited.

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

To market our products outside the United States, we will be required to obtain regulatory approval from the applicable foreign regulatory agencies, which can be costly and time-consuming. Failure to obtain such regulatory approvals in our chosen foreign markets would negatively affect our business.

We may seek to market the Andara™ OFS™ System, and our other products in international markets, including the European Union and Japan. We must obtain separate regulatory approvals in order to market our products in other jurisdictions. The approval processes may differ among those jurisdictions, and approval in the U.S. or in any other particular jurisdiction does not ensure approval in any other jurisdictions. Seeking to obtain foreign approvals may cause us to incur substantial costs, including costs associated with additional clinical trials if required. The foreign approval processes may take significant amounts of time and there can be no assurance that approvals will be granted. Failure to obtain approvals to market and sell in jurisdictions outside the U.S. will limit the potential commercial success of our products and adversely affect our ability to be successful.

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

If we encounter difficulties enrolling patients in future clinical trials, the trials could be delayed or otherwise adversely affected.

Clinical trials for product candidates may require that we identify and enroll a large number of patients with the condition under investigation. We may not be able to enroll a sufficient number of patients to complete such clinical trials in a timely manner. Patient enrollment is a function of many factors including:

•	design of the protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the product under study and availability of competing therapies;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians; and

•	availability of clinical trial sites.

If we have difficulty enrolling a sufficient number of patients to conduct future clinical trials, we may need to delay or terminate such clinical trials.

Our products may cause undesirable and potentially serious side effects during clinical trials that could delay or prevent their regulatory approval or commercialization.

Undesirable side effects caused by any of our products could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the U.S. Food and Drug Administration (“FDA”) or non-U.S. regulatory authorities for any or all targeted indications. We intend to conduct clinical testing for Andara™ OFS™ therapy-based products and other future products in patients with a variety of complications, and these patients may die or suffer other adverse medical results for reasons that may or may not be related to the product being tested. Such outcomes could delay the completion of clinical testing and prevent us from commercializing our products and generating revenues from their sale. In addition, if our products receive marketing approval and we or others later identify undesirable side effects caused by the product:

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

Even if we obtain the requisite approval to market our products, the commercial success of our products will depend in part on public acceptance. Public attitudes may be influenced by patient complications during clinical testing or by claims that our products are unsafe, and such products may not gain the acceptance of the public or the medical community. Negative public reaction could result in greater governmental regulation, stricter clinical trial oversight or commercial product labeling requirements of neurotechnology products, resulting in higher compliance costs, and could negatively affect demand for any products that we may develop.

Risks Related to Our Intellectual Property

Our proprietary rights may not adequately protect our technologies and product candidates.

Our commercial success will depend, in part, on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and product candidates. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as unpatented proprietary technology. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

Our patents may expire before we can capitalize on them. For example, one patent covering certain technology incorporated into the Andara™ OFS™ System is set to expire in 2008 and a regulatory extension of this patent term may only be available if we can obtain approval of the Andara™ OFS™ System before the patent expires.

We apply for patents and regulatory exclusivity covering our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents or regulatory exclusivity on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we do not control the patent prosecution of subject matter that we license from others. Accordingly, we may be unable to exercise the same degree of control over this intellectual property as we would over our own. Moreover, the patent positions of life sciences companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, we cannot guarantee that:

•	we or our licensors were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors' pending patent applications will result in issued patents;

•	any of our or our licensors' patents will be valid or enforceable;

•	any patents issued to us or to our licensors and collaboration partners will provide us with any competitive advantages, will not be challenged by third parties, or will not be invalidated;

•	any relevant patent will not expire or remain in force for sufficient time for us to capitalize on such patent;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our business.

The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including:

•	the type of patent;

•	the scope of its coverage;

•	the availability of regulatory related extensions;

•	the availability of legal remedies in a particular country; and

•	the validity and enforceability of the patents.

Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted.

We also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners' employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

Other parties may sue us for infringing their intellectual property rights, or we may have to sue them to protect our intellectual property rights.

There has been a substantial amount of litigation in the medical technology industry regarding patents and intellectual property rights. The neurotechnology market is characterized by extensive patent and other intellectual property rights, which can create greater potential, in comparison to less-developed markets, for allegations of infringement, particularly with respect to newly-developed technology. We may be forced to defend ourselves against allegations that we are infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we are not infringing the intellectual property rights of others or that these rights are invalid or unenforceable, or to protect our own intellectual property rights. Intellectual property litigation is expensive and complex and its outcome is difficult to predict. If we do not prevail in any litigation, in addition to any damages we might have to pay, we would be required to stop the infringing activity, obtain a license, or concede intellectual property rights. Any required license may not be available on acceptable terms, if at all. In addition, some licenses may be nonexclusive, and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some or all of our products.

If we breach any of the agreements under which we license technology commercialization rights from others, we could lose license rights that are critical to our business.

We license rights to technology that are critical to our business and we expect to enter into additional licenses in the future. We are dependent upon such license rights to develop our product candidates. If we breach any agreement covering such rights, including any failure to meet certain diligence milestone obligations, and as a result lose license rights, we would be unable to successfully develop our product candidates.

Risks of Operating Our Business

 We are a clinical- stage company with a limited operating history and we are unable to reliably predict future growth and operating results.

We are unable to reliably predict future growth and operating results because we have not demonstrated that we can:

•	obtain the regulatory approvals necessary to commercialize any of our products;

•	ensure that any of our products are safe for extended periods of use or that they will function as intended in human clinical applications;

•	manufacture, or arrange for third-parties to manufacture, any of our products in a manner that will enable us to be profitable;

•	establish sales and marketing functions and expand administrative and financial functions necessary to successfully operate a profitable business;

•	consistently make, use, and sell competitive products and respond effectively to competitive pressures.

If we are able to raise sufficient capital and if we do not effectively manage our growth, our business resources may become strained and our results of operations may be adversely affected.

If we can obtain the necessary regulatory approvals and raise sufficient capital, we expect significant future growth. This growth may provide challenges to our organization and may strain our management and operations. We expect to increase the number of our employees and our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel. We may be unable to accurately predict the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver products in a timely manner and our results of operations may be adversely affected.

 We will depend on third party reimbursement to our customers for market acceptance of the Andara™ OFS™ Therapy, as well as additional products based on the Andara™ OFS™ Therapy that may be developed and our other proposed products including the NeuroPort™ and BrainGate Systems. If third party payors fail to provide appropriate levels of reimbursement for purchase and use of our products, our profitability would be adversely affected.

Sales of medical products largely depend on the reimbursement of patients' medical expenses by government health care programs and private health insurers. The cost of the Andara™ OFS™ System and BrainGate System, as well as the cost of implanting the BrainGate System into a patient, will be substantial. Furthermore, the purchase and use of our NeuroPort™ System will be substantial. Without the financial support of the government or third party insurers, the market for our products will be limited. Medical products and devices incorporating new technologies are closely examined by government and private insurers to determine whether the products and devices will be covered by reimbursement, and if so, the level of reimbursement which may apply. We cannot be sure that third-party payors will reimburse the sales of our products, or enable us to sell them at profitable prices.

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

Prior to approving coverage for new medical devices, most third-party payors require evidence that the product has received FDA approval, is not experimental, and is medically necessary for the specific patient. Increasingly, third-party payors require evidence that the devices being used are cost-effective. Our products may not meet these or future criteria, which could hurt our ability to market and sell these products.

We are dependent upon the success of neurotechnology. Our inability to continue to develop innovative neurotechnology products, or the failure of the neurotechnology market to develop as we anticipate, would adversely affect our business.

During the last ten years a number of products based on long-term implantable devices in the brain and nervous system have been developed. This technology is referred to as neurotechnology. The neurotechnology market is subject to rapid technological change and product innovation. Our competitors may succeed in developing or marketing superior products, using neurotechnology or other competitive technologies. If we are unable to compete successfully in the development of new neurotechnology products, or if new and effective therapies not based on neurotechnology are developed, our products could be rendered obsolete or non-competitive. This would materially adversely affect our business.

Our success will depend on our ability to attract and retain key personnel and scientific staff. If we fail to attract and retain key personnel and scientific staff, we may be unable to succeed in the neurotechnology market.

We believe our future success will depend on our ability to manage our growth successfully, including attracting and retaining scientists, engineers and other highly skilled personnel. The loss of the services of one or more of our officers or key research and development employees could delay regulatory approvals or prevent the successful completion of our clinical trials and the commercialization of our products. Our key employees are subject to confidentiality, trade secret and non-competition agreements, but may terminate their employment with us at any time. Hiring qualified management and technical personnel is difficult due to the limited number of qualified professionals. Competition for these types of employees is intense in the medical field. If we fail to attract and retain personnel, particularly management and technical personnel, we may not be able to achieve long-term success in the neurotechnology market.

We face potential product liability and other claims that could be expensive, divert management’s attention and harm our reputation or business. We may not be able to obtain adequate product liability insurance or have other resources to cover the costs of any successful claims.

Our business exposes us to a risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices. The medical device industry has historically been subject to extensive litigation over products liability. We may be subject to product liability claims if our products are defective, ineffective or cause harm to our patients. Our product liability insurance may not be adequate to cover product liability claims against us. We currently maintain product liability insurance coverage of $5,000,000. However, product liability insurance is expensive and, in the future, may not be available on terms that are acceptable to us, if it is available to us at all. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and financial condition. Plaintiffs may also advance other legal theories supporting their claims that our products or actions resulted in some harm. A product liability claim, regardless of its merit or eventual outcome, could result in:

•	decreased demand for our products;

•	injury to our reputation;

•	diversion of management’s attention;

•	withdrawal of clinical trial participants;

•	significant costs of related litigation;

•	substantial monetary awards to patients;

•	product recalls or market withdrawals;

•	loss of revenue; or

•	the inability to commercialize our products under development.

Risks Related to Marketability and Commercialization

Assuming we can obtain the necessary regulatory approvals, which we cannot assure, if we fail to develop and commercialize the Andara™ OFS™ Therapy, it is unlikely that we will achieve significant revenues or that we will be able to successfully compete in our markets. Consequently, it would be unlikely that we would be able to continue our current level of operations, or achieve our long-term growth plans. Our other products, such as additional products based on the Andara™ OFS™ Therapy that may be developed, the BrainGate System and NeuroPort™ System, are not expected to reach the market for several years, if at all. Failure to develop and commercialize these products would negatively affect any projected future revenues.

Our future business and financial success will depend on our ability to commercialize products and continue to introduce new products and new versions of products into the marketplace. Developing and commercializing products imposes burdens on our research and development department and our management. This process is costly, and we cannot assure you that we will be able to successfully develop and commercialize one or more products or enhance any future products that we develop and commercialize. We incurred research and development costs of $5,440,000 and $6,694,000 for the years ended December 31, 2007 and 2006. In addition, as the market for neurotechnology devices develops, future competitors may develop desirable product features earlier than we do. Such developments could make our competitors' products less expensive or more effective than our products and could render our products obsolete or unmarketable. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects will suffer.

The markets for our products that are currently under development are unproven. If those markets do not develop as we anticipate, we would be unable to sell our products and would not achieve significant revenues.

Even if our products are approved by the FDA and corresponding foreign regulatory authorities, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

•	the need to create a market for our products and possible limited market acceptance among physicians, medical centers, patients and third-party payors;

•	the relatively small sample size of 14 patients for the Andara™ OFS™ System may not be large enough to convince physicians to adopt our products and therapies;

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

•	the reluctance of physicians, patients and society as a whole to accept new medical devices that are implanted in the brain.

  The commercial success of the Andara™ OFS™ System and other neurotechnology products will require acceptance by neurosurgeons, neurologists and physical rehabilitation specialists, a limited number of whom significantly influence medical device selection and purchasing decisions. We may achieve our business objectives only if our products are accepted and recommended by leading physicians, which is likely to be based on a determination by these physicians that our products are safe, cost-effective and represent acceptable methods and standards of treatment. We have developed relationships and have made arrangements to work with only a few physiatrists, neurologists and neurosurgeons and we cannot assure that these existing relationships and arrangements can be maintained or that new relationships will be established in support of our products. If neurosurgeons, neurologists and physiatrists do not consider our products to be adequate for the treatment of our target patient populations or if a sufficient number of neurosurgeons, neurologists and physiatrists recommend and use competing products, it would seriously harm our business, financial condition and results of operations.

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

Future clinical studies or other articles regarding our products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor's product is more accurate or effective than our products or that our products are not as effective as we claim or previous clinical studies may have indicated. Additionally, physician associations or other organizations that may be viewed as authoritative could endorse products or methods that compete with our products or otherwise announce positions that are unfavorable to our products. Any of these events may negatively affect our sales efforts and would negatively affect our revenues.

If patients choose less invasive or less expensive alternatives to our products, our sales would be negatively impacted.

We intend to sell medical devices for invasive surgical procedures. Patient acceptance of our products will depend on a number of factors, including device and associated procedure costs, the success or failure of less invasive therapies to help the patient, the degree of invasiveness involved in the procedures used to implant our products, the rate and severity of complications from the procedures used to implant our products and any adverse side effects caused by the implanting of our products. Competition for our neural interface programs include less invasive means for disabled patients to control external devices that leverage intact muscles still under accurate control of the patient. Devices which utilize voice recognition, eye movement or switches activated by head motion can all be used to provide control of external devices. There is also ongoing research into the use of neural signals which can be detected on the surface of the scalp to provide a computer interface. If patients choose to use existing less invasive or less expensive alternatives to our products, or if effective new alternatives are developed, our business would be materially adversely affected.

Because certain competitors have significantly greater resources and new competitors may enter the neurotechnology market, it may be difficult for us to compete.

The medical device market is highly competitive, is subject to rapid change and is significantly affected by new product introductions and other market activities of industry participants. Certain of our competitors have significantly greater product development capabilities and financial, scientific, marketing and human resources than we do. Additionally, other companies may succeed in developing products sooner than we do, they may obtain approval from the FDA for such products sooner, or they may develop products that are more effective than our products. There can be no assurance that research and development by others will not render our technology or products obsolete, or result in treatments or cures superior to those being developed by us. It is expected that competition in this field will intensify.

Risks Related To Owning Our Stock

We may experience fluctuation of quarterly operating results that may cause our stock price to fluctuate.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include: our ability to raise additional capital; our ability to obtain regulatory approvals for our products; changes in reimbursement policies or procedures; the success of our research and development efforts; our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations; the amount and timing of expenditures by our customers; the amount and timing of capital expenditures and other costs relating to the expansion of our operations; government regulation and legal developments regarding the use of our products; competitive developments; and general economic conditions. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions that could have a material adverse effect on our quarterly results. Due to all of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future quarter.

Our stock price is volatile and could decline in the future.

The price of our common stock has fluctuated significantly and may significantly fluctuate in the future. The stock market, in general, and the market price for shares of medical device companies in particular, have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in the medical device and related industries have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant impact on the market price of our common stock:

•	our ability to raise sufficient capital to continue to fund our operations;

•	our ability to obtain regulatory approvals for our products;

•	changes in reimbursement policies or procedures;

•	U.S. and foreign governmental regulatory actions;

•	results of preclinical studies and clinical trials by us, by our collaborators or by our competitors;

•	concern as to, or other evidence of, the safety or efficacy of our products or our competitors' products; announcements of technological innovations or new products by us or our competitors;

•	press releases concerning our technology or competitive technologies;

•	actual or potential media coverage;

•	actual or anticipated changes in medical device or drug reimbursement policies;

•	developments with our collaborators, if any;

•	developments concerning our patent or other proprietary rights or our competitors (including litigation);

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing; our financial position and results of operations;

•	status of litigation;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	market conditions for medical device stocks in general;

•	market conditions of securities traded on the Over-the-Counter (OTC) Bulletin Board;

•	the issuance of new equity securities in any future offerings;

•
issued and outstanding shares of our common stock becoming eligible for resale pursuant to contractual registration requirements or pursuant to exemptions from registration becoming available following the passage of time;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the depth and liquidity of the market for our common stock; investor perceptions of us and the medical device industry generally;

•	general economic and other national conditions; and

•	changes in interest rates.

The limited public market for our securities may limit an investor’s ability to sell our securities and cause high volatility in the market price of our common stock.

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

Although our common stock trades on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. In addition, our securities may not qualify for listing on the OTC Bulletin Board or any other securities market in the future. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the “NASDAQ Stock Market”). Therefore holders of our common stock may be unable to resell their securities at or near their original offering price or at any price.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is considered to be a “penny stock” because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, an affiliate stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of the Registrant that has satisfied a six-month holding period. In addition to sales pursuant to Rule 144, we have previously registered 27,529,284 shares of common stock on Forms SB-2. Any substantial sale of common stock pursuant to Rule 144 or pursuant to our resale prospectuses may have an adverse effect on the market price of our securities.

Certain of our stockholders hold a significant percentage of our outstanding voting securities, which may have the effect of delaying or preventing a change-in-control.

Oxford Bioscience Partners, NeuroMetrix, Inc. Medica Venture Partners, GDH Partners, LP, Purdue Research Foundation and their respective affiliates beneficially own, in the aggregate, over 51% of our outstanding voting securities. As a result, these stockholders possess significant influence, giving them the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer.

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

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to perform an annual assessment of our internal controls over financial reporting, certify the effectiveness of those controls and secure an attestation of our assessment by our independent registered public accountants. Currently, the management assessment requirement first applies to us during the preparation and filing of our annual report for fiscal 2007 and the attestation of our assessment will be required in fiscal 2008. The standards that must be met for management to assess the internal controls over financial reporting as now in effect are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot perform the assessment or certify that our internal controls over financial reporting are effective, or our independent registered public accountants are unable to provide an unqualified attestation on such assessment, investor confidence and share value may be negatively affected.

OUR BUSINESS (continued)

Market Opportunity

Overview

The field of neurostimulation—a form of therapy in which a low-voltage electrical current is used to treat medical conditions affecting different parts of the central nervous system—has grown dramatically in recent years. According to industry sources, the worldwide market for neurostimulation devices grew from approximately $500 million in 2001 to approximately $1.2 billion in 2005, representing a compound annual growth rate in excess of 20%. FDA-approved neurostimulation devices are currently utilized to treat a range of indications, including chronic pain, epilepsy, essential tremor, Parkinson’s disease, hearing loss and depression. These devices are implanted in the body and are used to stimulate different parts of the central nervous system, including the spinal cord, sacral nerves, vagus nerve and deeper structures of the brain. Clinical trials are being conducted by companies utilizing these and other methods of neurostimulation for additional applications, such as treatment of obesity, migraine headaches, and obsessive compulsive disorder.

Spinal Cord Injury Market Opportunity

Our Andara™ OFS™ Therapy is intended to be used to treat spinal cord injuries that result in partial or total loss of sensation and movement and cause significant physical, emotional, and financial strain on patients. It is estimated that over 250,000 people in the United States have spinal cord injuries and that there are approximately 11,000 new spinal cord injuries in the United States each year. Most patients suffer these catastrophic injuries while in their twenties and require care for the rest of their lives. Individual treatment costs can approach $650,000 in the first year and $120,000 each year thereafter. Total costs can easily approach $3 million when lost wages, fringe benefits, and productivity are factored in. The Center for Disease Control estimates the United States spends approximately $9.7 billion on the treatment of spinal cord injuries each year. In addition, the management of pressure ulcers alone, a common secondary complication of spinal cord injury, costs approximately $1.2 billion annually. Spinal cord injury is the second most expensive condition to treat in the United States, exceeded only by respiratory distress syndrome of infants. Currently, there are no products approved by the FDA to restore function after spinal cord injury and treatment is limited to the surgical procedures which are designed to stabilize the injured spinal cord and prevent further damage. Some physicians treat spinal cord injured patients with Methylprednisilone, however this is an off-label use which is controversial and has not been demonstrated to restore function.

Peripheral Nerve Injury Market Opportunity

Our Andara™ OFS™ Therapy may be suitable to assist in the repair of damage to peripheral nerves created by laceration, stretch and compression injuries to the nerves which connect the spinal cord to the arms, hands, legs and feet. Unlike spinal cord injuries, which almost always result in devastating loss of function, peripheral nerve injuries have a wider range of outcomes. In the worst cases, peripheral nerve injuries can result in the loss of function in the hand or foot. We have conducted initial market research which indicates that of the approximately 800,000 peripheral nerve injuries per year in the United States, approximately 100,000 may benefit from nerve fiber growth repair treatment using an implantable neurostimulator.

Our Products and Proposed Products

Andara™ OFS™ System for acute spinal cord injury

The implantable Andara™ OFS™ System is based on initial research by the Center for Paralysis Research at Purdue University and is intended to improve or restore tactile sensation and some movement in those with quadriplegia and tetraplegia due to recent spinal cord injuries by promoting nerve fiber repair. About the size of a cardiac pacemaker, the Andara™ OFS™ System's implantable device must be implanted within 18 days of a spinal cord injury. The device is implanted in muscle tissue adjacent to the spinal column and the electrical leads are attached onto the bone above and below the area of injury. After 15 weeks of operation the device is removed from the body. The Andara™ OFS™ System has been shown in published randomized controlled preclinical studies to restore some sensation and some motor function in a large animal model. Results of a ten-patient clinical study were published in the Journal of Neurosurgery: Spine in January of 2005 and indicated improvements in ability to move and feel at 12 months after treatment. Four additional patients subsequently enrolled in this trial.

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

On December 7, 2007, the FDA sent us a letter indicating that it had completed an initial scientific review of the July amendment and that it required additional information to determine if our device met the statutory criteria for approval. Although the FDA has a statutory target of 75 days to review HDE amendments, the letter was received approximately 150 days after we filed our May 2007 amendment. The letter requested additional information related to clinical data, study analysis, biocompatibility, sterilization, device description, and labeling. The letter indicated potential acceptance of improvement in sensory function as a clinically significant endpoint but requested clarification of the previously submitted data.

On February 28, 2008 we participated in a meeting with members of the FDA review staff, including the Director and Deputy Director of the division responsible for the HDE review. An independent statistician who is an expert in clinical trial outcomes in spinal cord injury presented findings from his own analysis of the OFS System study data in comparison to the data for the placebo group of a large previously completed, randomized clinical trial of spinal cord injury. We also made available to the FDA a team of experts including five neurosurgeons, (including one who is a former president of the Congress of Neurological Surgeons, one who is a former Chair of Neurosurgery at Walter Reed, and two who are authors of the American Academy of Neurosurgeons clinical guidelines for the treatment of spinal cord injuries), one physician who runs a large spinal cord injury rehabilitation center, an expert in spinal cord injury outcomes measurement, and a patient advocate. Two of these individuals have spinal cord injuries themselves. All of these experts recommended to the FDA that the Andara device appeared to meet the standard for probable benefit associated with an HDE application.

On March 14, 2008 we submitted an amendment addressing each of the specific questions contained in the December 7, 2007 FDA letter. The submission included a detailed written report, prepared by the independent statistician, which concluded that compared to matched patients drawn from the placebo group of the large, randomized trial of spinal cord injured patients, the patient sensory improvements demonstrated in the Andara OFS System study were statistically significantly higher than for those in the placebo group. In total we believe that these improvements in sensory function provide a conclusive presumption of benefit.

The FDA will have at least 75 days from receipt to review our amended application and may have additional questions for us or request additional data and information. Although we believe that we have provided the FDA with the information requested, we cannot provide any assurance that (i) our response will be satisfactory to the FDA or that we will not have to conduct additional significant, lengthy and expensive clinical trials before the FDA would grant its approval to market the Andara™ OFS™ System, or (ii) the FDA will ever grant such approval.

Andara™ OFS™ Peripheral Nerve System

The Andara™ OFS™ Peripheral Nerve System is essentially an Andara™ OFS™ System that has been adapted to be used for peripheral nerves such as those in the arms, hands, legs and feet. Traumatic injuries such as lacerations or broken bones can sever or stretch the peripheral nerves. These injuries do not always heal resulting in loss of function in the extremities. The size of the device will likely be reduced and the power output optimized for application to those parts of the anatomy that have a considerably smaller cross-sectional area than the human trunk (spinal cord).

Together with our partner NeuroMetrix, Inc., we have formed PNIR, LLC (PNIR), a joint venture to develop and commercialize the Andara™ OFS™ Peripheral Nerve System. The joint venture agreement requires NeuroMetrix to fund $2 million in development costs at PNIR during the first two years of the venture. Cyberkinetics will contribute intellectual property related to its Andara™ OFS™ Therapy platform and its technical and scientific expertise to the joint venture. After the first two years, the companies will each contribute equally to development costs. As part of the agreement, NeuroMetrix will distribute and we will manufacture any products developed through the joint venture. We intend to begin human clinical trials, contingent on receiving an IDE (investigational device exemption) in the next few years. The subsequent market release of this product could occur if regulatory approvals are obtained. It may be possible to market this product in Europe before we are able to market it in the United States.

Andara™ OFS™ PLUS System

The Andara™ OFS™ PLUS System (“Andara™ PLUS System”) combines the Andara™ OFS™ System with simultaneous local delivery of a neurotrophic factor through an implantable drug pump. The neurotrophic factor currently being studied is inosine, which is a naturally occurring nucleoside that has been shown to have neurotrophic properties. This treatment strategy could potentially be employed to promote nerve fiber re-growth in patients who would not be candidates for the Andara™ OFS™ System alone because their injuries occurred more than 18 days prior to treatment. In April 2006, we reported results from a preclinical study sponsored by an academic research group of the Andara™ PLUS System which demonstrated nerve regeneration and some functional recovery in animals that were treated three months after their injuries occurred. In April 2007, we received a patent on the OFS PLUS System. We currently plan to limit our spending on the OFS PLUS system to the costs of maintaining our patent protection.

NeuroPort™ System

Our second proprietary technology allows us to create neural interfaces that interact with and recover signals from the cortex, or outer layer, of the brain at the level of individual cells. We sell a line of research products that are used by pre-clinical neuroscience researchers in a wide variety of leading-edge brain research applications. We have also developed another variation of our neural interface technology, the NeuroPort™ System, which is being developed to support clinical research into a wide range of neurological diseases, including epilepsy.

The NeuroPort™ System (“Neuroport™”) is a electrode system designed to be used in patients on a temporary basis (less than 30 days) to record and monitor the brain’s electrical activity. NeuroPort™ records high resolution signals and provides physicians with the tools to analyze them. Unlike lower resolution signals such as electrocorticography (ECoG) and electroencephalography (EEG), which offer a summation of neural activity (coarse), the NeuroPort™ is designed to provide a neurosurgeon, neurologist or clinical neurophysiologist with the means to record, monitor and analyze detailed, highly granular, electrical activity from individual neurons in the cortex of the brain.

In March 2005, we received 510(k) clearances to market the NeuroPort™ in the United States for short-term (less than 30 days), intra-operative and post-operative cortical monitoring. We have collected data in a beta site study from patients who are experiencing seizures during in-patient hospital stays to study the utility of the product for diagnosing patients with severe epilepsy. To date, NeuroPort™ has been used in over 20 patients. We have begun to see increasing demand for the NeuroPort™ system as a means to perform clinical research on patients suffering from a range of neurological diseases. We intend to release the NeuroPort™ system and sell it through our research products business during 2008.

Research Products

We manufacture and sell a line of neural recording arrays and data acquisition systems to neuroscience researchers for animal research.

Research and Development Activities

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

Availability of Materials

The components that we use in our operations are readily available from multiple suppliers.

 Customers

Our current product revenues are generated solely by sales of our research products. The research products business depends on sales of special purpose research equipment to a limited number of neuroscience researchers. The number of researchers who have sufficient funding to purchase equipment in a given year is limited and is dependent on the level of government grant funding.

If we receive FDA approval to market the Andara™ OFS™ System, our potential customers are the surgeons, purchasing agents and hospital administrators at the approximately 200 trauma centers in the United States.

 Competition

Although we are not aware of any company working to develop a product similar to our Andara™ OFS™ System, several growth factors are in early stage clinical trials as treatments for spinal cord injury. We are also aware of companies that are in the planning stages for early clinical trials of stem cell technology for application in treatment of spinal cord injury.

For that portion of the peripheral nerve market for which our Andara™ OFS™ System would be appropriate, there are a number of recently introduced competitive products, including Integra Lifesciences’ NeuraGen synthetic graft, Axogen, Inc.’s autologous graft and certain neurotrophic factors from Synovis Life Technologies and SaluMedica.

We have many potential competitors, including academic labs, large public corporations and small venture-funded companies who might enter into our areas of commercialization in the future.

Intellectual Property

We have developed and are continuing to expand our intellectual property portfolio. Early in our history, we obtained an exclusive license from Emory University for a patent covering a system that achieves a brain-machine interface by processing multicellular brain signals. This exclusive license expires on the later of (i) the tenth anniversary of the first commercial sale of the first licensed product to achieve commercial sales and (ii) the expiration of the last valid claim upon the patents. Pursuant to the license agreement, we are obligated to pay royalties equal to 3% of the first $17 million of net sales of licensed products and 1% of net sales of licensed products exceeding $17 million within the same year. The annual royalties payable may be reduced by 50% of any royalties payable to third parties by us or our affiliates or sublicensees on the same net sales, provided that not less than 1% of net sales of licensed products is paid to Emory in any given year. Additionally, we are required to make minimum annual royalty payments of $75,000. During 2007 and 2006, we made $75,000 annual minimum royalty payments to Emory. These minimum royalties may be applied against the running royalties payable in the same period.

In connection with the acquisition of Bionic Technologies, LLC in August 2002, we became the licensee of exclusive licenses from the University of Utah for patents covering our electrode array technology and the insertion mechanism used in the surgical placement of the array. These exclusive licenses expire when the patents expire in 2010 and 2011, respectively. Pursuant to the University of Utah license agreement, we are obligated to pay royalties of 2.5% of net sales of products incorporating the licensed technology.

In September 2005, we signed a collaborative research and licensing agreement with Brown University. This agreement provides that we will allow specific researchers at Brown University to access certain human clinical data obtained through our research and development programs. In exchange for this access, Brown has granted us a range of options for exclusive worldwide licenses for any proprietary inventions derived from the work done by the researchers based upon our data.

In connection with the acquisition of Andara in February 2006, we became the licensee of an exclusive, sublicenseable, royalty bearing license from Purdue Research Foundation (“PRF”) for the development and commercialization of the PRF technology pertaining to the Andara™ OFS™ system and the Andara™ OFS™ Plus system, and a series of neurotrophic and other drugs to be utilized with the Andara™ OFS™ system or on their own. We agreed to pay royalties to PRF based upon gross receipts generated from the various licensed products. The OFS™ Plus technology is co-licensed from Indiana University Research and Technology Corporation (“IURT”). We have not yet generated any gross receipts related to the PRF technology. We agreed to pay a 3% royalty on product sales of the Andara™ OFS™ system and a 6% royalty on product sales of the Andara™ OFS™ Plus system. We may reduce, by up to 50%, the royalties due to PRF by the royalties paid to third parties provided the reductions do not exceed 50% during any given annual reporting period. We are not required to make any milestone payments related to the Andara™ OFS™ system and Andara™ OFS™ Plus system. For the remaining licensed products, we are obligated to make up to four milestone payments to PRF for each product; one at the completion of each clinical trial phase I, II and III, respectively and one at the time of the product launch. The milestone payments range from $30,000 due at completion of clinical trial phase I to $1,500,000 due at the time of product launch. Such payments vary in scale depending on potential market size of the product. We are also obligated to make annual maintenance payments to PRF of $100,000 beginning in 2009, $250,000 in 2010 through 2012 and $500,000 in 2013 and beyond. These maintenance payments may be credited against any royalties or other payments due to PRF during the same annual period. This license agreement will terminate at the later of either the expiration of the last valid claim upon the patents or the tenth-year anniversary of the first commercial shipment of a licensed product.

Also in connection with the acquisition of Andara, we became the licensee of an exclusive sublicenseable license with Indiana University Research and Technology Corporation (“IURT”) for the development and commercialization of the IURT technology pertaining to the Andara™ OFS™ System and Andara™ OFS™ device with a series of neurotrophic and other drugs to be utilized with the Andara™ OFS™ System or on their own.

We were also recently granted a patent for an approach to improve and extend the benefits of the Andara™ OFS™ Therapy for the treatment of spinal cord injuries by combining our device with local delivery of neurotrophic drugs.

We have entered into beta site agreements with the users of our NeuroPort™ systems which give us an option to license any inventions derived from the research collaboration.

Government Regulation

Overview

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

510(k) Approvals

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a pre-market notification, or 510(k), submission, unless exempt, or approval of a Premarket Approval Application (PMA). Medical devices are classified into one of three classes on the basis of the level of control deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least regulatory control (general controls), and generally are exempt from the 510(k) requirement. Devices that cannot be classified as Class I because the general controls are insufficient to provide reasonable assurance of safety and effectiveness, and for which there is sufficient information to establish special controls (e.g., performance standards or guidelines) are Class II devices. Class II devices, unless exempt, can be marketed with a cleared 510(k). Specifically, if a medical device manufacturer can establish that a device is “substantially equivalent” to a legally marketed Class I or Class II device, or to a Class III device for which the FDA does not require an approved PMA, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k). The 510(k) needs to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA charges a fee for 510(k) reviews unless an exemption or waiver applies. The 510(k) must be submitted 90 days before the marketing of the device. The FDA will issue an order determining that the device is substantially equivalent or not substantially equivalent, or may request additional information. There can be no assurance that the FDA review process will not involve delays or that such clearance will be granted on a timely basis, if at all.

Class III Devices - Stringent Regulations

The FDA places devices in Class III if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness, and the devices are life-sustaining or life-supporting, or of substantial importance in preventing the impairment of human health, or present a potential, unreasonable risk of illness or injury. Most Class III devices require clinical testing to ensure safety and effectiveness, and an approved PMA, prior to marketing and distribution. Class III devices that require an approved PMA to be marketed are devices that were regulated as new drugs prior to May 28, 1976 (transitional devices), devices not found substantially equivalent to devices marketed prior to May 28, 1976, and Class III pre-amendment devices which were introduced into the U.S. market before May 28, 1976 and which by regulation require a PMA. Pre-amendment devices are classified automatically by statute into Class III without any FDA rulemaking process, and may be marketed with a 510(k) until the FDA issues a final classification regulation requiring the submission of a PMA. The FDA is directed by statute to either down-classify pre-amendment Class III devices to Class I or II, or to publish a classification regulation retaining the device in Class III. In reclassifying these devices, the FDA considers data, including adverse safety and effectiveness information, submitted by manufacturers of pre-amendment Class III devices for which no final regulation has been issued. If the FDA calls for a PMA for a pre-amendment Class III device, a PMA must be submitted for the device even if it has already received 510(k) clearance. If the FDA down-classifies a pre-amendment Class III device to Class I or Class II, a PMA application is not required. Post-amendment Class III devices that are substantially equivalent to pre-amendment Class III devices, and for which a regulation calling for an approved PMA has not been published, can be marketed with a 510(k). A PMA application must be supported by extensive data, including preclinical and clinical trial data, to prove the safety and effectiveness of the device. The FDA charges a fee for PMA reviews unless an exemption or waiver applies. The Medical Device User Fee and Modernization Act of 2002 (MDUFMA) codified the FDA's modular review approach, whereby applicants are allowed to submit discrete sections of the PMA for review after completion. Under the FDC Act, the FDA must review PMAs within 180 days of submission.

Investigational Device Exemptions (IDE) to allow companies to conduct trials

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

Humanitarian Device Exemptions (HDE) for devices serving small populations

With the passage of the Safe Medical Devices Act of 1990, Congress sought to improve the framework to regulate medical devices. Congress recognized that for diseases and conditions affecting small populations, a device manufacturer's research and development costs could exceed its market returns, thereby making development of such devices unattractive. The HDE regulations were created to provide an incentive for development of devices to be used in the treatment of diseases or conditions affecting small numbers of patients. Under the HDE regulations, medical devices that provide safe treatment and that are intended to treat and diagnose conditions that affect fewer than 4,000 individuals in the United States per year, may be approved on more limited clinical experience than that required for a PMA. Specifically, an HDE application must include safety data, but need not contain the results of clinical investigations demonstrating that the device is effective for its intended use. The HDE application is exempt from the effectiveness requirement of a PMA, and the regulations call for the FDA to review it within 75 days of receipt of the application. One of the criteria that must be satisfied in order for a device to obtain marketing approval under the HDE regulation is that there is no comparable device, other than another Humanitarian Use Device, or HUD, approved under the HDE regulation, or a device being studied under an approved IDE, available to treat or diagnose the disease or condition. Other criteria for approval are that the device not expose patients to an unreasonable or significant risk of illness or injury and that the probable benefit to health from the use of the device outweighs the risk of injury or illness from its use, taking into account the probable risks and benefits of currently available devices or alternate forms of treatment.

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

Overseas Regulation

The current regulatory environment in Europe for medical devices differs from that in the United States. Countries in the European Union, or EU, have promulgated rules, which provide that medical products may not be marketed and sold commercially in the countries in the European Economic Area without a CE Mark.

Clinical Trials

Andara™ System

Cyberkinetics acquired Andara™ Life Science, Inc. in February 2006. Prior to that, a number of studies of the Andara™ OFS™ System were conducted in cell culture, as well as in small and large animal species. Outcome measurements from the preclinical studies included histology, electrical conductance and function. After completion of two randomized, sham surgery trials in 58 naturally injured dogs, a Phase Ia study was undertaken. All participants in the trial were diagnosed with spinal cord injuries that were clinically “complete” - that is, these patients had no sensation or movement below the level of their injury. The results of the first 10 patients in the Phase Ia Investigational Device Exemption (IDE) trial were published in the January 2005 issue of the Journal of Neurosurgery: Spine . Following the publication of results, an additional four patients were enrolled in the trial. One patient of the 14 was lost to follow-up prior to his one year assessment.

In September 2006, the FDA designated the Andara™ OFS™ Therapy as a Humanitarian Use Device, a designation based on a potential U.S. patient population of less than 4,000 patients per year. As the second of two steps in the Humanitarian Use approval process, we filed a Humanitarian Device Exemption (HDE) application in February 2007.

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

On December 7, 2007, the FDA sent us a letter indicating that it had completed an initial scientific review of the July amendment and that it required additional information to determine if our device met the statutory criteria for approval. Although the FDA has a statutory target of 75 days to review HDE amendments, the letter was received approximately 150 days after we filed our May 2007 amendment. The letter requested additional information related to clinical data, study analysis, biocompatibility, sterilization, device description, and labeling. The letter indicated potential acceptance of improvement in sensory function as a clinically significant endpoint but requested clarification of the previously submitted data.

On February 28, 2008 we participated in a meeting with members of the FDA review staff, including the Director and Deputy Director of the division responsible for the HDE review. An independent statistician who is an expert in clinical trial outcomes in spinal cord injury presented findings from his own analysis of the OFS System study data in comparison to the data for the placebo group of a large previously completed, randomized clinical trial of spinal cord injury. We also made available to the FDA a team of experts including five neurosurgeons, (including one who is a former president of the Congress of Neurological Surgeons, one who is a former Chair of Neurosurgery at Walter Reed, and two who are authors of the American Academy of Neurosurgeons clinical guidelines for the treatment of spinal cord injuries), one physician who runs a large spinal cord injury rehabilitation center, an expert in spinal cord injury outcomes measurement, and a patient advocate. Two of these individuals have spinal cord injuries themselves. All of these experts recommended to the FDA that the Andara device appeared to meet the standard for probable benefit associated with an HDE application.

On March 14, 2008 we submitted an amendment addressing each of the specific questions contained in the December 7, 2007 FDA letter. The submission included a detailed written report, prepared by the independent statistician, which concluded that compared to matched patients drawn from the placebo group of the large, randomized trial of spinal cord injured patients, the patient sensory improvements demonstrated in the Andara OFS System study were statistically significantly higher than for those in the placebo group. In total we believe that these improvements in sensory function provide a conclusive presumption of benefit.

The FDA will have at least 75 days from receipt to review our amended application and may have additional questions for us or request additional data and information. Although we believe that we have provided the FDA with the information requested, we cannot provide any assurance that (i) our response will be satisfactory to the FDA or that we will not have to conduct additional significant, lengthy and expensive clinical trials before the FDA would grant its approval to market the Andara™ OFS™ System, or (ii) the FDA will ever grant such approval.

One patient of the 14 developed a superficial wound infection after the Andara™ OFS™ device was removed and was treated successfully with IV antibiotics. This represents an infection rate of 3.6% which compares favorably to infection rates normally seen in other implantable devices. To assess efficacy of the Andara™ OFS™ System, neurological assessments were made using the American Spinal Injury Association (ASIA) Standard Neurological Classification of Spinal Cord Injury published in 1992. Neurological assessments were made at four time periods: baseline (prior to implant), six (6) weeks, six (6) months, and twelve (12) months. Neurological assessments consisted of tests for sensory function (pin prick scores and light touch scores - each on a scale of 0-112) and motor function (arms and legs - on a scale of 0-100). Improvements were observed in both assessments of sensory function and motor function when baseline (pre-treatment) scores were compared to one year results. These results appeared to compare favorably to previously published reports of the limited amount of spontaneous improvement in spinal cord injury patients. A responder analysis was performed to see what portion of the patients had improved motor or sensory recovery below the so-called zone of partial preservation, which is generally the limit of spontaneous recovery in spinal cord patients. This analysis indicated that 31% of patients had improved motor response, 85% had improved sensory response, and 91% percent had either a motor or a sensory response, or both. The mean changes in ASIA assessments between baseline and twelve (12) months (52 weeks) for the thirteen patients measured at 52 weeks were as follows:

	Group Mean Baseline Score	Group Mean Improvement from Baseline to 52 weeks (points)	Group Mean Improvement from Baseline to 52 Weeks (%)	Wilcoxon Signed Rank (p-value)
Pin Prick	34.5	16.8	48.9%	0.001
Light Touch	34.2	25.9	75.9%	<0.001
Motor	28.6	6.9	24.2%	0.001

Despite the limited number of participants in our Phase Ia trial, the changes from baseline were all statistically significant as indicated by p-values of 0.001 or less. The p-value measures the likelihood that a difference between the baseline and the 52 week score is due to random chance. In the data presented above, the smaller the p-value, the less likely that a change in group mean is attributable to chance. A p-value of less than or equal to 0.05 is a commonly accepted threshold for denoting a meaningful difference between two groups.

Our experience indicates that central neuropathic pain is a significant problem experienced by many people after a total spinal cord injury (TSCI). A 2001 published report indicated that 40 percent to 75 percent of patients suffering a TSCI suffer chronic pain. Additionally, the study indicated that such pain is moderate to severe in 25 percent to 60 percent of these individuals, is often associated with psychological and psychiatric conditions, and is severe enough to impair or prevent optimal physical function and daily living. The patients in the Phase Ia trial were asked to assess their level of pain using the visual analog score (VAS) system (a scale of 0-10). At the 52 week follow-up, the VAS pain score ranged from 0 to 3.7, with an average score of 0.73, which we believe compares favorably to the reports that suggest that neuropathic pain is a common problem in patients with spinal cord injury.

While preparing the HDE amendment, we obtained access to detailed clinical results from a multi-center, placebo-controlled study of GM-1 ganglioside (Sygen® ) that had similar enrollment criteria and primary endpoints as our Phase Ia trial.. Although this trial did not meet its primary endpoint, the data recorded with respect to the placebo (untreated) group in the trial provides relevant information concerning the likelihood of spontaneous recovery in spinal cord injured patients. To answer the FDA’s request for additional clinical data demonstrating that the use of the Andara™ OFS™ device results in a clinically significant benefit or functional improvement in patients that is superior to surgery and medication alone, we conducted several detailed comparisons between the Sygen® placebo group and our Phase Ia data.

Our initial overall comparison of the Andara™ Phase Ia trial participants to those of the Sygen® study placebo group indicated that patients treated with the Andara™ OFS™ Device had substantially greater sensory improvements (as measured by cervical and thoracic pinprick and light-touch scores). Three of the four differences were statistically significant (with p-values below 0.05) as demonstrated below. Our comparison of motor improvements in the Sygen® placebo group to the Andara™ OFS™ participants did not indicate any significant differences in motor improvements.

To validate our finding that sensory improvement in Andara™ OFS™ treated patients substantially exceeded spontaneous improvement, we assembled a matched control group based on the following criteria: level of injury, baseline ASIA motor, pinprick, and light touch scores (combined, within 20 points), age (within 20 years), and gender. The matched control group included 103 patients, with many patients included more than once because they met the match criteria for more than a single patient using the broad match criteria. We compared pinprick and light-touch scores for the Sygen® control group at the end of four weeks and for the Andara™ OFS™ participants at the end of six weeks. We found that the Sygen® cervical patients demonstrated an improvement in pinprick scores of 5.9 points (34% improvement from four weeks) and the Andara™ OFS™ cervical patients demonstrated an improvement in pinprick scores of 33.8 points (147% improvement from six weeks). Light touch scores for the cervical groups improved 8 points for the Sygen patients (36% improvement from four weeks) and 33.8 points for the Andara OFS patients (147% from six weeks). We also found that the Sygen® thoracic patients demonstrated a deterioration in pinprick scores of -0.2 points (-.5% change from four weeks) and the Andara™ OFS™ thoracic patients demonstrated improvement of 11.6 points (22% from six weeks). Light touch scores for the thoracic groups declined -0.7 points for the Sygen® patients (-1% change from four weeks) and increased 11.6 points for the Andara™ OFS™ patients (22% improvement from six weeks).

Additionally, we compared the sensory improvement realized by the Andara™ OFS™ treated patients to those of the Sygen® placebo group using a “response to therapy” approach as measured at one year from the baseline date. We found that at one year, 84.6% of the Andara™ OFS™ combined cervical and thoracic patients exhibited sensory improvement at least two levels below the zone of partial preservation compared to 41.2% of the Sygen® group. We also found that 100% of the Andara™ OFS™ cervical patients and 60% of the Andara™ OFS™ thoracic patients experienced this sensory improvement as compared to 50.4% of the Sygen cervical patients and 22.4% of the Sygen thoracic patients.

We plan to conduct additional clinical studies of the Andara™ OFS™ device if we receive market approval to support the adoption and reimbursement of the device. We anticipate that we will conduct a post-approval study that will compare results obtained in patients who have received the device to results obtained in those who did not. The purpose of this post-approval study will be to generate additional peer-reviewed publications to support increased product usage and reimbursement.

NeuroPort™ System

In 2005, we received 510(k) clearance to market the NeuroPort™ System in the United States for temporary (less than 30 days) recording and monitoring of brain electrical activity. In March 2006, Cyberkinetics and Columbia University Medical Center (“Columbia”) entered into a collaborative agreement to evaluate the utility of brain electrical activity recordings obtained using Cyberkinetics’ NeuroPort™ System to improve the understanding of certain abnormal human brain processes, which may include those commonly associated with epileptic seizures, Parkinson’s disease and other movement disorders, as well as many other neurological diseases. This effort is led by Ronald G. Emerson, M.D., a world recognized leader in the field of neurophysiological and critical care monitoring and advanced methods of EEG analysis and a Professor in the Department of Neurology at Columbia University.  Dr. Emerson has recruited a team of neurosurgeons, neurologists and neurophysiologists to assist him as co-investigators with the research collaboration. To date, more than 20 patients have been monitored with the NeuroPort™ System. Dr. Emerson reported results from an epileptic patient at the Annual Meeting of the American Clinical Neurophysiology Society in Chicago, Illinois, on November 3, 2006. The study is currently underway at the Columbia University Medical Center in New York City.

Based in part on Dr. Emerson’s work we have begun to see increasing demand for the NeuroPort™ system as a means to perform clinical research on patients suffering from a range of neurological diseases. We intend to release the NeuroPort™ system and sell it through our research products business during 2008. We plan to limit our involvement in the clinical activities associated with the NeuroPort™ program to selling researchers the NeuroPort system as a tool to facilitate their research.

Employees

At December 31, 2007, we employed 36 full-time employees. At March 25, 2008, we employed 25 full-time employees. We believe that our relationship with our employees is good.

ITEM 2.	DESCRIPTION OF PROPERTIES

Facilities

We lease approximately 6,169 square feet of space in Foxborough, Massachusetts and 11,225 square feet of space in Salt Lake City, Utah. This space is adequate for our purposes for at least the next 12 months. The Foxborough, Massachusetts, lease expires on June 30, 2009 and we have an option to renew the lease for one additional three year period. The lease on our engineering and manufacturing facility in Salt Lake City, Utah, expires on November 30, 2009 and we have an option to renew the lease at the end of the initial lease term for one additional five year period.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL ISNESS
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
Fiscal Year Ended 2007
Fourth Quarter	$0.50	$0.17
Third Quarter	$0.74	$0.35
Second Quarter	$0.95	$0.38
First Quarter	$1.34	$0.85

Fiscal Year Ended 2006
Fourth Quarter	$1.62	$1.15
Third Quarter	$1.80	$1.30
Second Quarter	$1.50	$1.03
First Quarter	$1.83	$1.26

Fiscal Year Ended 2005
Fourth Quarter	$1.90	$1.20
Third Quarter	$2.65	$1.30
Second Quarter	$3.55	$1.20
First Quarter	$5.00	$1.95

At March 25, 2008, there were approximately 115 holders of record of our common stock and no holders of record of our preferred stock. The closing sales price of our common stock on March 25, 2008 was $0.26 per share, as reported on the Over-The-Counter Bulletin Board.

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

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We are a medical device company focused on developing novel implantable products to treat neurological diseases and injuries of the central nervous system. Our lead proprietary technology, the Andara™ OFS™ Therapy, is based on the targeted delivery of electrical stimulation to the body in order to stimulate the growth of nerve fibers. The Andara™ OFS™ Therapy for spinal cord injury is an investigational device, which is being developed as a single use implant to enhance neurological recovery in patients with devastating loss of movement and sensation. The FDA is currently reviewing this device for market clearance as a Humanitarian Device. We believe, based on the results of our pre-clinical development and clinical trials to date, that our targeted electrical stimulation promotes the growth of nerve fibers across the damaged portion of the spinal cord. We believe that the Andara™ OFS™ Therapy will enhance the natural process of neuroplasticity to make new connections in the spinal cord that lead to partial restoration of neurological functions, such as sensation and movement, below the injury.

To date, we have been unsuccessful in obtaining the FDA’s approval of our Andara OFS Therapy HDE application. Our inability to obtain such FDA approval, combined with our substantial losses and negative cash flow from operations, have made it extremely difficult for us to raise additional capital. Consequently, we have taken steps to significantly reduce our administrative, sales, marketing and clinical spending, including reducing headcount, while we continue to seek FDA approval of our HDE application. We are actively seeking to raise additional capital and have also explored the possible sale of the entire Company or of those assets not within our primary strategic focus. If, before the end of June, 2008, we have not received HDE approval from the FDA, and thereby do not trigger the required exercise of the NeuroMetrix Warrant and the payment to us of the $1,250,000 cash exercise price,, or if before the end of June 2008, we are unsuccessful in raising additional capital or in selling assets to generate sufficient cash proceeds to fund our operations, we are likely to be required to cease operations and seek bankruptcy protection. See: “Risk Factors”.

The Andara™ device is designed to be implanted in muscle tissue adjacent to the spinal column with electrical leads attached to the tissue next to the vertebrae, above and below the spinal cord injury. Our testing indicates it can be implanted in an hour or less by a spine surgeon during the acute phase of treatment and is consistent with other surgical treatments for spinal cord injury. We believe that approximately one third of the estimated 11,000 individuals that suffer spinal cord injuries per year in the United States may be candidates for the Andara™ OFS™ Therapy. Because currently there are no approved treatments for acute spinal cord injury, we believe that if it is approved for use in humans, the Andara™ OFS™ Therapy may become the standard of care for such injuries.

We believe that additional products based on the Andara™ OFS™ Therapy can be developed and used to treat other areas of the body where nerve fiber damage creates loss of function such as the treatment of peripheral nerve injuries, which are estimated to affect more than 100,000 people in the United States each year. Together with our partner NeuroMetrix, Inc. (Nasdaq: NURO; NeuroMetrix), we have formed PNIR, LLC (PNIR), a joint venture to develop and commercialize a therapeutic product for peripheral nerve injury based on Cyberkinetics’ Andara™ Oscillating Field Stimulator (OFS™) neurostimulation technology platform. Each company will have equal ownership in PNIR. Under the terms of the joint venture agreement, NeuroMetrix will fund $2 million in development costs at PNIR during the first two years. Cyberkinetics will contribute intellectual property related to its Andara™ OFS™ Therapy platform and its technical and scientific expertise to the joint venture. Beyond the first two years, the companies will each contribute equally to development costs. As part of the agreement, NeuroMetrix will distribute and Cyberkinetics will manufacture any products developed by through the joint venture. We were also recently granted a patent for an approach to improve and extend the benefits of the Andara™ OFS™ Therapy for the treatment of spinal cord injuries by combining our device with local delivery of neurotrophic drugs.

The primary focus of our current business strategy is to commercialize the Andara™ OFS™ Therapy as a treatment for acute spinal cord injuries. After extensive pre-clinical development in cell culture, and small and large animal models, researchers at the Center for Paralysis Research at Purdue University and at Indiana University completed in 2004 a Phase Ia, 10-patient clinical trial of the Andara™ System in patients with spinal cord injuries. Results from that Phase Ia trial were published in the January 2005 issue of the Journal of Neurosurgery: Spine. Four additional patients subsequently enrolled in this trial. We believe that the results of this study demonstrate that there is a strong likelihood that the recovery of neurological function produced by the device will be above expectations for spontaneous recovery.

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

On December 7, 2007, the FDA sent us a letter indicating that it had completed an initial scientific review of the July amendment and that it required additional information to determine if our device met the statutory criteria for approval. Although the FDA has a statutory target of 75 days to review HDE amendments, the letter was received approximately 150 days after we filed our May 2007 amendment. The letter requested additional information related to clinical data, study analysis, biocompatibility, sterilization, device description, and labeling. The letter indicated potential acceptance of improvement in sensory function as a clinically significant endpoint but requested clarification of the previously submitted data.

On February 28, 2008 we participated in a meeting with members of the FDA review staff, including the Director and Deputy Director of the division responsible for the HDE review. An independent statistician who is an expert in clinical trial outcomes in spinal cord injury presented findings from his own analysis of the OFS System study data in comparison to the data for the placebo group of a large previously completed, randomized clinical trial of spinal cord injury. We also made available to the FDA a team of experts including five neurosurgeons, (including one who is a former president of the Congress of Neurological Surgeons, one who is a former Chair of Neurosurgery at Walter Reed, and two who are authors of the American Academy of Neurosurgeons clinical guidelines for the treatment of spinal cord injuries), one physician who runs a large spinal cord injury rehabilitation center, an expert in spinal cord injury outcomes measurement, and a patient advocate. Two of these individuals have spinal cord injuries themselves. All of these experts recommended to the FDA that the Andara device appeared to meet the standard for probable benefit associated with an HDE application.

On March 14, 2008 we submitted an amendment addressing each of the specific questions contained in the December 7, 2007 FDA letter. The submission included a detailed written report, prepared by the independent statistician, which concluded that compared to matched patients drawn from the placebo group of the large, randomized trial of spinal cord injured patients, the patient sensory improvements demonstrated in the Andara OFS System study were statistically significantly higher than for those in the placebo group. In total we believe that these improvements in sensory function provide a conclusive presumption of benefit.

The FDA will have at least 75 days from receipt to review our amended application and may have additional questions for us or request additional data and information. Although we believe that we have provided the FDA with the information requested, we cannot provide any assurance that (i) our response will be satisfactory to the FDA or that we will not have to conduct additional significant, lengthy and expensive clinical trials before the FDA would grant its approval to market the Andara™ OFS™ System, or (ii) the FDA will ever grant such approval.

Our second proprietary technology allows us to create neural interfaces that interact with and recover signals from the cortex, or outer layer, of the brain at the level of individual cells. We sell a line of research products that are used by pre-clinical neuroscience researchers in a wide variety of leading-edge brain research applications. We have also developed another variation of our neural interface technology, the NeuroPort™ System, which is being developed to support clinical research into a wide range of neurological diseases, including epilepsy. As we devote an increasing portion of our resources to our Andara™ OFS™ Therapy, we have reduced our spending on neural interface programs.

We believe that our programs in the use of targeted electrical stimulation for nerve fiber growth and our neural interface systems are unique and innovative. We are developing our intellectual property position relating to key aspects of our Andara™ OFS™ Therapy and we believe that our intellectual property portfolio will provide us with an advantage over our competitors.

The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the Andara™ OFS™ Therapy and additional products based on the technology underlying the Andara™ OFS™ Therapy that may be developed. We have been unprofitable since our inception in May 2001 and we expect to incur substantial additional operating losses for the foreseeable future. As of December 31, 2007, our accumulated deficit was $44,333,000. If we can raise sufficient additional capital in the near term to continue our operations beyond the next few months, we expect to incur substantial losses for the next several years as we:

●	continue to develop the Andara™ OFS™ Therapy and additional products based on the Andara™ OFS™ Therapy that may be developed;

●	continue to enroll new patients in our clinical studies and continue to seek regulatory approvals;

●	develop and commercialize our product candidates, if any, that receive regulatory approval;

●	expand our research and development programs;

●	acquire or in-license products, technologies or businesses that are complementary to our own; and

●	incur general and administrative expenses related to operating as a public company.

We have a limited history of operations. Through December 31, 2007, we have generated limited revenue from product sales and from grant income. Since inception we have financed operations primarily through private placements of equity securities, capital lease and debt facilities, and to a much more limited extent, revenue from product sales and sponsored research. Our business is subject to significant risks, including, but not limited to, the risk that we may not be able to raise sufficient funding to continue our operations, the risk that we may default on our outstanding debt obligations, the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing intellectual property rights. Accordingly, our activities to date are not as broad in depth or in scope as the activities we may undertake in the future, and our operating results or financial position or our lack of profitably as a commercial enterprise are not necessarily indicative of our future operating results.

We became a publicly traded entity through a reverse merger. We were originally incorporated in the State of Nevada on February 6, 2002 as Trafalgar Ventures Inc. (“Trafalgar”). On July 23, 2004, Trafalgar, certain stockholders of Trafalgar, Trafalgar Acquisition Corporation, a Nevada corporation (“Merger Sub”), and Cyberkinetics, Inc., a privately-held Delaware corporation (“Cyberkinetics”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Trafalgar, through its wholly-owned subsidiary, Merger Sub, agreed to acquire Cyberkinetics in exchange for shares of Trafalgar's common stock (the “Merger”). The Merger closed on October 7, 2004. Immediately upon closing, Trafalgar effected a reincorporation from the State of Nevada to the State of Delaware and a corporate name change to “Cyberkinetics Neurotechnology Systems, Inc.” Until the Merger with Cyberkinetics, we were in the business of mineral exploration, but had not generated revenues from operations. Post-merger, we ceased all operations in the mineral exploration industry and now we operate as the parent company of Cyberkinetics, Inc.

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

In the future, if we are successful in the next few months in raising sufficient additional capital to continue our operations, our rate of spending is likely to increase as we develop the portfolio of product candidates acquired from Andara. These product candidates include the proprietary Andara™ OFS™ System. We may also commence a pilot clinical trial on the Andara™ OFS™ PLUS System within the next few years. We have also initiated development of a completely implantable sensor and signal transmission system for use in our NeuroPort™ System. Such a system will require substantial time to develop and is expected to take years. Future development of our NeuroPort™ System will be limited to activities funded by revenue from our research business and from research contracts from academic institutions funded by NIH grants.

The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations and our ability to raise additional capital.

Results of Operations

The following table sets forth certain statement of operations data for the periods indicated:

	Year ended December 31,
	2007	2006
Consolidated Statement of Operations Data:
Product sales	$1,554,000	$1,037,000
Grant income	670,000	643,000
Total revenues	2,224,000	1,680,000
Operating expenses	12,209,000	13,788,000
Operating loss	(9,985,000)	(12,108,000)
Other expense, net	(72,000)	(170,000)
Net loss	$(10,057,000)	$(12,278,000)

Years Ended December 31, 2007 and 2006

Revenues

Product Sales and Gross Margin.   For the year ended December 31, 2007, overall product sales, increased $517,000 to $1,554,000 from $1,037,000 for the year ended December 31, 2006. Product sales consisted primarily of our Research Products line of neural recording arrays and data acquisition systems sold to neuroscience researchers. During 2007, we also sold two custom Andara™ OFS™ Systems under a compassionate use exemption in Europe. The increase in sales was principally related to an increase in the number of Research Products units sold, partially offset by a slight decrease in the average selling price of products sold. The decrease in the average selling price of products sold was due to the mix of products sold. The gross margin on product sales was approximately 62% and 63% for the year ended December 31, 2007 and 2006, respectively. The slight decrease in gross margin for the year end ended December 31, 2007 is principally a result of the mix of products sold.

For the years ended December 31, 2007 and 2006, customers to whom sales exceeded 10% of each year's respective total product sales were as follows:

Customer	2007	2006
United Scientific USA, Inc.	18%	15%
Fundacao Calouste Gulbenkian	13	—
Alpha Omega	6	13
University of Utah	—	12
California Institute of Technology	—	11

Grants.  Revenue from grants increased $27,000 to $670,000 for the year ended December 31, 2007, from $643,000 for the year ended December 31, 2006. During 2007, grant revenue was derived from our subcontract with Case Western Reserve University (Case) and from two subcontracts with Brown University (Brown). The increase in grant revenue was due to the Brown subcontracts which were awarded to us during 2007 and are described below.

We were awarded the subcontract with Case in October 2005 under a grant issued to Case by the National Center for Medical Rehabilitation Research (NCMRR), a component of the National Institute of Child Health and Human Development (NICHD). The subcontract provides us, in conjunction with other collaborators, with the financial resources to support the joint development of a neuroprosthetic system capable of restoring partial arm and hand function to individuals with extensive paralysis due to high cervical spinal cord injury. We are scheduled to receive up to $2.3 million from the subcontract over the five-year period covered by the grant. As part of our current strategy to focus resources on our Andara™ OFS™ System, we are currently in the process of terminating our activities under the Case grant and in turn assigning the subcontract to a third party. Accordingly, we do not expect to receive any grant revenue from Case beyond the second quarter of 2008.

We finalized two subcontracts with Brown in November 2007. One subcontract was awarded under a grant issued to Brown by the National Institute of Biomedical Imaging and Bioengineering and the National Institute of Child Health and Human Development, both constituents of the National Institutes of Health (NIH). We are scheduled to receive up to $2.5 million from the subcontract over the five-year period covered by the grant. The second subcontract was awarded under a grant issued to Brown by the Office of Naval Research. We are scheduled to receive up to $385,000 from this subcontract over the 16-month period covered by the grant. Both grants were awarded to support the development of our neural interface programs. There can be no assurance that we will receive the full amounts potentially available under these subcontracts.

A portion of the grant revenue for the year ended December 31, 2006 consists of income from research grants obtained from the U.S. government through the Small Business Innovative Research (SBIR) program. As of the end of 2006, we have completed all of our remaining SBIR grants. We no longer submit SBIR grant applications because of uncertainties concerning the availability of these types of grants to public companies.

Expenses

Research and Development.  Research and development expenses decreased $1,254,000 to $5,440,000 for the year ended December 31, 2007 from $6,694,000 for the year ended December 31, 2006. The decrease was due to a decrease in stock-based compensation of $614,000, a decrease in employee compensation and related expenses of $424,000 and a decrease in outside spending relating to our Andara™ OFS™ System and, to lesser extent, neural interface programs, including principally consulting and contracting services as well as other operating expenses, of $216,000. The decrease in stock-based compensation expense was attributable primarily to options issued to consultants. The fair values of stock options issued to consultants are calculated for each option tranche as it vests. As the average number of non-vested non-employee options declined significantly from the prior year, the related stock-based compensation decreased significantly as well. Note that the majority of non-employee options became fully vested in August 2007. The decrease in employee compensation and related expenses was due to a reduction of our research and development staff as well as our decision not to pay bonuses to executives and other high level employees. The decrease in outside spending relating to our Andara™ OFS™ System was based on certain development and testing projects being completed during the year and to our decision to scale back operations as we await a response from the FDA concerning our HDE application.

Sales and Marketing.  Sales and marketing expenses increased $721,000 to $1,595,000 for the year ended December 31, 2007, from $874,000 for the year ended December 31, 2006. The increase was the result of $503,000 in employee compensation and related expenses associated primarily with developing a commercial organization to prepare for the launch of the Andara™ OFS™ System and, to a lesser extent, to expand our Research Products sales team. These compensation expenses also included an increase in sales commissions directly resulting from significantly increased products sales in 2007. The remaining increase principally consisted of outside consulting services, marketing materials and other operating costs associated with initial marketing efforts for the anticipated launch of the Andara™ OFS™ System.

During the first quarter of 2008, we implemented cost reduction initiatives to significantly reduce spending on sales and marketing activities related to our Andara™ OFS™ System. These initiatives included a reduction of headcount.

General and Administrative.  General and administrative expenses increased $351,000 to $4,584,000 for the year ended December 31, 2007, from $4,233,000 for the year ended December 31, 2006. The increase is due to $370,000 in legal and accounting fees associated with our abandoned efforts to raise capital through a public offering as well as a certain private convertible debt offering. The increase in professional fees was partially offset by a reduction in other operating expenses, primarily investor relations costs.

During the first quarter of 2008, we implemented cost reduction initiatives to significantly reduce spending on general and administrative activities. These initiatives included a reduction of headcount. As part of the headcount reduction, our Chief Financial Officer transitioned to consultant status.

Other Income and Expenses

Other Income (Expense), Net.  Interest income decreased $93,000 to $325,000 for the year ended December 31, 2007, from $418,000 for the year ended December 31, 2006. The decrease in interest income was primarily the result of lower average invested balances. Interest expense decreased $190,000 to $397,000 for the year ended December 31, 2007 from $587,000 for the year ended December 31, 2006. The decrease was related to lower average borrowings.

Net Loss

Net Loss.  Net loss decreased by $2,221,000 to $10,057,000 for the year ended December 31, 2007, from $12,278,000 for the year ended December 31, 2006. A portion of this decrease was due to the prior year including a charge of $1,602,000 for in-process research and development recorded in connection with the acquisition of Andara. The decrease also reflects a reduction in engineering and manufacturing costs, offset partially by increased revenues as well as increased marketing efforts related to the anticipated launch of the Andara™ OFS System. Our net loss per common share decreased $0.15 per share to $0.27 per share for the year ended December 31, 2007 from $0.42 for the year ended December 31, 2006. The decrease in net loss per share was due to a decrease in the net loss of $2,221,000 and to an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased by 7,823,000 to 37,184,000 for the year ended December 31, 2007 from 29,361,000 for the year ended December 31, 2006. Weighted-average common shares outstanding increased primarily as a result of the issuance of 5,435,000 and 8,337,000 shares in connection with private placements in November 2007and October 2006, respectively.

Liquidity and Capital Resources

Since inception we have financed operations primarily through private placements of equity securities, and to a lesser extent through capital leases and other debt facilities, as well as through revenue from product sales and sponsored research. We received net proceeds of $36,986,000 from the private placements of equity securities through December 31, 2007. We also borrowed an additional $5,201,000 through December 31, 2007 under various debt facilities. As of December 31, 2007, we had $3,272,000 of cash and cash equivalents on hand.

Based upon our current cost structure, we believe that our existing cash resources will be sufficient to meet our projected operating requirements only into June 2008. Our cash and cash equivalents will not be sufficient to meet our obligations thereafter, including but not limited to, our obligations to repay the projected $1,205,000 of outstanding indebtedness due to General Electric Capital Corporation (“GECC”) as of June 30, 2008, assuming we continue to remain current with the monthly amounts due through the end of June 2008. As of December 31, 2007, our outstanding indebtedness to GECC was $2,113,000. In order to continue operations beyond June 2008 and through the end of 2008, we are (i) actively seeking to raise additional capital through private equity and/or debt financing (ii) exploring the potential sale of assets related to our neural interface business; (iii) exploring arrangements with strategic partners; and (iv) significantly reducing our administrative, sales, marketing and clinical spending. If we are unsuccessful in raising additional capital before the end of June 2008, and if we have not received HDE approval from the FDA to trigger the $1,250,000 in proceeds due from NeuroMetrix under the terms of a warrant agreement, we may be required to cease operations and seek bankruptcy protection.

Net cash used in operating activities was $9,075,000 for the year ended December 31, 2007. The primary use of cash was to fund our operating losses. The net loss for the year ended December 31, 2007 was $10,057,000. Included in this loss were non-cash expenses totaling $1,810,000 consisting of stock-based compensation expense of $1,231,000, depreciation and amortization expense of $524,000 and non cash interest expense of $55,000. The use of cash for operations included costs associated with preparing for the anticipated launch of the Andara™ OFS™ System, continued efforts on our other development programs, costs associated with the ongoing clinical trials of the BrainGate System and costs associated with operating as a public company. Working capital changes affecting our cash position include uses of cash of $100,000 to fund an increase in inventory, an increase in accounts receivable of $511,000 and a change in accounts payable and accrued expenses of $539,000, offset partially by $323,000 resulting from decreases in prepaid expenses and other assets.

Net cash used in investing activities was $100,000 for the year ended December 31, 2007. We used cash to purchase equipment to be used primarily for manufacturing and research and development activities and to upgrade and expand our operations in both our Salt Lake City, Utah and Foxborough, Massachusetts facilities.

Net cash provided by financing activities was $611,000 for the year ended December 31, 2007. We received proceeds during 2007 through a private placement, offset by payments made under our loan agreement and capital lease line.

On November 13, 2007, the Company entered into a Joint Venture and Strategic Investment Agreement (the “Agreement”) with NeuroMetrix, Inc., a Delaware corporation located in Waltham, MA (“NURO”). Pursuant to the Agreement, the Company issued and sold to NURO in a private placement (i) 5,434,783 shares of its common stock, $0.001 par value per share (“Common Stock”), at price of $0.46 per share and (ii) a five-year, immediately exercisable warrant (the “Warrant”) to purchase an aggregate of 2,717,391 shares (the “Warrant Shares”) of Common Stock at an exercise price of $0.46 per share. The Company received aggregate cash proceeds of $2,500,000 from NURO in exchange for the Shares and the Warrant. In connection with the sale of the Shares and the Warrant, the Company entered into a Registration Rights Agreement with NURO pursuant to which the Company has agreed to use its best efforts to register the Shares and the Warrant Shares for resale with the U.S. Securities and Exchange Commission on the occurrence of certain events after December 31, 2008. The Agreement provides for a one-year contractual restriction on the sale of the Shares and the Warrant Shares.

Pursuant to the Agreement, the Warrant must be exercised in full if the Company receives HDE approval for the OFS™ Device during the period the Warrant is exercisable. If the HDE approval is received prior to December 31, 2008, the exercise price must be paid in cash. The exercise price may be paid pursuant to a cashless exercise provision after December 31, 2008, whether such exercise is voluntary or mandatory. If the Warrant is exercised in full for cash at the $0.46 per share exercise price, the Company would receive aggregate proceeds of approximately $1.25 million. The exercise price and the number of shares of Common Stock issuable pursuant to the Warrant are subject to customary adjustments.

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

 Contractual Obligations

Below is a table setting forth contractual obligations (including interest payments as applicable) as of December 31, 2007:

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
Operating Lease	$301,000	$253,000	$—	$—	$554,000
Capital Lease Obligations (3)	171,000	102,000	—	—	273,000
Loan Obligations (3)	1,831,000	153,000	—	—	1,984,000
Minimum Royalties (1) (2)	75,000	150,000	150,000	375,000	750,000
Total	$2,378,000	$658,000	$150,000	$375,000	$3,561,000

(1)
These minimum royalties are payable under our license agreement with Emory University and may be applied against any running royalties that may be payable in the same period. For further information regarding this agreement, see Note 14, Licensing Arrangements , to our consolidated financial statements included elsewhere in this prospectus.

(2)
In addition to the minimum royalties included in the table above, we are currently paying annual maintenance fees of $50,000 under our license agreement with Brown University Research Foundation and Massachusetts Institute of Technology. We also are obligated to make annual maintenance payments under our license agreement with Purdue Research Foundation of $100,000 beginning in 2009, $250,000 in 2010 through 2012 and $500,000 in 2013 and beyond. For further information regarding these agreements, see Note 14, Licensing Arrangements, to our consolidated financial statements include elsewhere in this prospectus.

(3)
The loan obligations and capital lease obligations represent the scheduled minimum cash payments due to GECC. Although we have made all the required payments to GECC, they have recently indicated they may declare that we are in default due to a material adverse change in our financial condition, as per the terms of the loan and capital lease agreements. If GECC declares that we are in default, they may declare that all amounts currently owed to them be immediately due and payable. Such action by GECC would likely cause us to seek bankruptcy protection.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

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

Revenue Recognition.  We recognize revenue from product sales and research grants. Product sales consist of sales of our line of brain-computer interface equipment to universities and research hospitals involved in neurological research. Research grants consist of grants obtained form the United States government as well as through subcontracts with research partners.

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

As of December 31, 2007, we estimated future research and development expenses of approximately $12,895,000 would be incurred to complete the Andara OFS and Andara OFS PLUS projects. These projects, which were in various stages of development, from preclinical through pilot clinical trials are, unless they have been discontinued, expected to reach completion at various dates ranging from 2008 through 2013.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 was effective on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. We are currently evaluating the impact, if any, of SFAS No. 157 on our consolidated financial statements. The FASB has agreed to defer the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141(R) will not impact our accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, we expect our accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS 160 will have on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Cyberkinetics Neurotechnology Systems, Inc.

We have audited the accompanying consolidated balance sheets of Cyberkinetics Neurotechnology Systems, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberkinetics Neurotechnology Systems, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts March 31, 2008

Cyberkinetics Neurotechnology Systems, Inc.

Consolidated Balance Sheets
	December31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,271,583	$11,835,534
Accounts receivable	843,186	332,288
Inventory	797,522	697,947
Prepaid expenses and other current assets	321,318	563,483
Total current assets	5,233,609	13,429,252
Property and equipment, net	407,352	569,256
Intangible assets, net	1,537,758	1,802,390
Deposits and other assets	73,170	208,928
Goodwill	94,027	94,027
Total assets	$7,345,916	$16,103,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$330,353	$882,141
Accrued expenses	1,148,946	1,170,622
Current portion of capital lease obligations	248,145	295,948
Current portion of notes payable and line of credit	1,864,951	1,540,242
Total current liabilities	3,592,395	3,888,953
Capital lease obligations, net of current portion	-	250,280
Notes payable and line of credit, net of current portion	-	1,864,951
Total long-term liabilities	-	2,115,231
Commitments—Note7
Stockholders' equity:
Common stock, $0.001par value; 100,000,000shares authorized in 2007 and 2006; 43,561,691 issued and outstanding at December 31, 2007 and 37,409,214 issued and outstanding at December31, 2006, respectively	43,562	37,409
Additional paid-in capital	48,042,613	44,337,458
Accumulated deficit	(44,332,654)	(34,275,198)
Total stockholders' equity	3,753,521	10,099,669
Total liabilities and stockholders' equity	$7,345,916	$16,103,853

 The accompanying notes are an integral part of these consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2007	2006
Revenues:
Product sales	$1,554,442	$1,037,169
Grant income	669,524	642,866
Total revenues	2,223,966	1,680,035
Operating expenses:
Cost of product sales	590,643	384,175
Research and development	5,439,735	6,693,881
Sales and marketing	1,594,712	874,426
General and administrative	4,583,993	4,233,466
In-process research and development	-	1,602,239
Total operating expenses	12,209,083	13,788,187
Operating loss	(9,985,117)	(12,108,152)
Other income (expense):
Interest income	324,927	417,886
Interest expense	(397,266)	(587,281)
Other expense, net	(72,339)	(169,395)
Net loss	(10,057,456)	(12,277,547)
Basic and diluted net loss per common share	$(0.27)	$(0.42)
Shares used in computing basic and diluted net loss per common share	37,183,777	29,361,064

The accompanying notes are an integral part of these consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.

Consolidated Statements of Changes in Stockholders' Equity
	Common Stock		Additional	Shares			Total
	Shares	Par Value	Paid-in- Capital	Held in Escrow	Deferred Compensation	Accumulated Deficit	Stockholders' Equity

Balance at December31, 2005	27,157,997	$27,158	$31,112,108	$(13,000)	$(786,364)	$(21,997,651)	$8,342,251

Issuance of common stock, net of issuance costs of $688,265	8,336,668	8,337	9,307,400	—	—	—	9,315,737
Issuance ofcommon stock in connection with acquisition of Andara Life Science Inc.	3,029,801	3,030	2,909,056	—	—	—	2,912,086
Issuance of restricted common stock to employees	100,000	100	—	—	—	—	100
Issuance of common stock from exercise of stock options	84,748	84	15,971	—	—	—	16,055
Cancellation of common stock held in escrow	(1,300,000)	(1,300)	(11,700)	13,000	—	—	—
Common stock warrants issued in connection with loan	—	—	77,918	—	—	—	77,918
Stock-based compensation related to issuance of common stock to consultants	—	—	101,250	—	—	—	101,250
Stock-based compensation related to issuance of options to consultants	—	—	649,233	—	—	—	649,233
Stock-based compensation related to issuance of options and restricted stock to employees	—	—	176,222	—	786,364	—	962,586
Net loss	—	—	—	—	—	(12,277,547)	(12,277,547)
Balance at December31, 2006	37,409,214	37,409	44,337,458	-	-	(34,275,198)	10,099,669

Issuance of common stock, net of issuance costs of $63,607	5,434,783	5,435	2,430,958	—	—	—	2,436,393

Issuance of restricted common stock to employees	560,000	560	(560)	—	—	—	—
Issuance of common stock from exercise of stock options	130,271	131	12,971	—	—	—	13,102
Issuance of common stock to employees	27,423	27	30,961				30,988
Stock-based compensation related to issuance of options to consultants	—	—	148,709	—	—	—	148,709
Stock-based compensation related to issuance of options and restricted stock to employees	—	—	1,082,116	—	—	—	1,082,116
Net loss	—	—	—	—	—	(10,057,456)	(10,057,456)
Balance at December 31, 2007	43,561,691	$43,562	$48,042,613	$—	$—	$(44,332,654)	$3,753,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006
Operating activities
Net loss	$(10,057,456)	$(12,277,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	523,609	495,714
Stock-based compensation	1,230,825	1,713,069
In-process research and development	—	1,602,239
Non-cash interest on line of credit and notes payable	55,315	94,407
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(510,898)	55,443
Prepaid expenses and other current assets	186,850	(149,889)
Inventory	(99,575)	(462,627)
Deposits and other assets	135,758	(70,477)
Accounts payable	(548,537)	(17,257)
Accrued expenses	9,312	231,168
Net cash used in operating activities	(9,074,797)	(8,785,757)
Investment activities
Purchases of property and equipment	(97,073)	(209,159)
Acquisition of Andara Life Science, Inc.	(3,251)	(186,598)
Net cash used in investing activities	(100,324)	(395,757)
Financing activities
Proceeds from note payable	—	4,000,000
Payments on note payable	(1,540,242)	(594,807)
Payments on line of credit	—	(3,000,000)
Proceeds from capital lease line	—	237,771
Payments on capital lease line	(298,083)	(304,080)
Net proceeds from issuance of common stock	2,449,495	9,331,792
Net cash provided by financing activities	611,170	9,670,676
Net (decrease) increase in cash and cash equivalents	(8,563,951)	489,162
Cash and cash equivalents at beginning of year	11,835,534	11,346,372
Cash and cash equivalents at end of year	$3,271,583	$11,835,534
Supplemental disclosure of noncash investing and financing activities
Common stock warrants issued in connection with notes payable	$—	$77,918
Cancellation of common stock held in escrow	$—	$(13,000)

Acquisition of Andara Life Science, Inc.
Fair value of assets acquired	$—	$3,526,937
Assumed liabilities	$—	$(425,000)
Acquisition costs incurred	$(3,251)	$(186,598)
Fair value of common stock issued	$(3,251)	$2,915,339

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

Going Concern

Based upon its current cost structure, the Company believes that its existing cash resources will be sufficient to meet its projected operating requirements only into June 2008. The Company’s cash and cash equivalents will not be sufficient to meet its obligations thereafter, including but not limited to, its obligations to repay the projected $1,205,000 of outstanding indebtedness due to General Electric Capital Corporation (“GECC”) as of June 30, 2008, assuming the Company continues to remain current with the monthly payments due through the end of June 2008. As of December 31, 2007, the Company’s outstanding indebtedness to GECC was $2,113,000. In order to continue operations beyond June 2008, and through the end of 2008, the Company is (i) actively seeking to raise additional capital through private equity and/or debt financing (ii) exploring the potential sale of assets related to its neural interface business; (iii) exploring arrangements with strategic partners; and (iv) significantly reducing its administrative, sales, marketing and clinical spending, including headcount reductions. The Company cannot offer any assurances that sufficient funds will be available to the Company, if they are available at all, to enable the Company to continue to operate. Additionally, there can be no assurance that any financing will be obtained on terms satisfactory to the Company. If the Company is unsuccessful in raising additional capital before the end of June 2008, and if it has not received HDE approval from the FDA to trigger the $1,250,000 in proceeds due from NeuroMetrix under the terms of a warrant agreement, the Company may be required to cease operations or seek bankruptcy protection.

Without sufficient capital to fund their operations and repay outstanding indebtedness, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and debt, and are carried at cost, which approximates fair value due to the short-term nature of these instruments.

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

The Company currently operates in one business segment, that being the development and marketing of advanced-stage neurological products. In 2007 and 2006, 34% and 32%, respectively, of total product sales were made to customers residing outside of the United States. In 2007, international product sales were derived primarily from Portugal and Israel. In 2006, international product sales were derived primarily from Israel, Canada and Europe. Balances due from international customers at December 31, 2007 and 2006 were approximately $277,000 and $54,000, respectively. For the years ended December 31, 2007 and 2006, customers to whom sales exceeded 10% of each year's respective total product sales were as follows:

Customer	2007	2006
A	18%	15%
B	13	—
C	6	13
D	—	12
E	—	11

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

Inventory

Inventory is stated at the lower of cost or market, and is valued on a first-in, first-out basis and includes allocations of labor and overhead. Inventory is reviewed periodically for slow-moving or obsolete issues based on sales activity, both projected and historical. As of December 31, 2007 and 2006, there had been no reserves or write-downs recorded against inventory.

Property and Equipment

Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method based on the respective asset's estimated useful life. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

Goodwill

The Company follows Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company reviews costs of purchased businesses in excess of net assets acquired (goodwill) for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. The Company performs the annual impairment test as of the first day of its fourth quarter. The Company uses the two step test as required by SFAS 142 to determine if an impairment exists, and if so, to measure the amount of impairment. The fair values used in the tests are estimated using discounted cash flows. As of December 31, 2007 and 2006, there was no impairment of goodwill.

Impairment of Long-Lived Assets

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Under SFAS 144, the Company reviews long-lived assets, including intangible assets subject to amortization, for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value. As of December 31, 2007 and 2006, there was no impairment of long-lived assets.

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

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. At December 31, 2007 and 2006, there were no allowances for doubtful accounts.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

Cost of Product Sales

Cost of product sales primarily consists of purchased components, production materials, direct labor and manufacturing overhead consisting primarily of depreciation of machinery and equipment, rent and utilities related to the Company's manufacturing facility and indirect labor.

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

SFAS 123R requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The Company elected to determine the fair value of stock options using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized under SFAS 123.

On November 10, 2005, the FASB issued FASB Staff Position SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

  Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. The Company has excluded the impact of all restricted stock, stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are antidilutive for all periods presented. As part of the Andara acquisition which closed during the first quarter of 2006, the Company issued 3,029,801 shares of common stock, of which 993,377 shares of common stock were issued pursuant to a restricted award and are subject to forfeiture. The shares subject to forfeiture have been excluded from the calculation of net loss per share. During 2006 the Company issued 100,000 shares of restricted stock to an employee. In 2007, the Company issued 560,000 shares of restricted stock to certain employees. The shares in escrow issued in connection with the Merger in October 2004, which were cancelled in 2006, have been excluded from the calculation for all periods presented.

The following potentially dilutive, common share equivalents and restricted stock were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	At December 31,
	2007	2006
Options	4,450,411	4,188,391
Warrants	13,254,359	10,585,398
Restricted stock	1,441,710	1,093,377
Total	19,146,480	15,867,166

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 was effective on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of SFAS No. 157 on its consolidated financial statements. The FASB has agreed to defer the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year.

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

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)) This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141(R) will not impact the Company’s accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, the Company expects its accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

3. Inventory

Inventory consists of the following at December 31:

	2007	2006
Raw materials	$315,414	$164,739
Work in process	262,266	317,413
Finished goods	219,842	215,795
Total	$797,522	$697,947

4. Property and Equipment

Property and equipment consist of the following at December 31:

	2007	2006	Useful Life
Computer equipment	$277,846	$252,911	3 years
Software	224,009	193,806	3 years
Furniture and fixtures	84,770	61,445	3 years
Machinery and equipment	801,242	790,647	3 to 5 years
Leasehold improvements	67,911	59,896	Remaining lease term
	1,455,778	1,358,705
Less accumulated depreciation	(1,048,426)	(789,449)
Property and equipment, net	$407,352	$569,256

 Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

Depreciation expense, which includes amortization of assets under capital leases, was $258,977 and $261,347 for the years ended December 31, 2007 and 2006, respectively.

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

	2007	2006	Useful Life
Patented technology	$1,900,054	$1,900,054	8 to 10 years
Non-competition agreements	213,632	213,632	3 years
	2,113,686	2,113,686
Less accumulated amortization	(575,928)	(311,296)
Intangible assets, net	$1,537,758	$1,802,390

Amortization expense was $264,632 and $234,367 for the years ended December 31, 2007 and 2006, respectively.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year ending December 31:
2008	$264,632
2009	202,323
2010	193,420
2011	172,396
2012	170,905
Thereafter	534,082
$1,537,758

6. Accrued Expenses

Accrued expenses consist of the following at December 31:

	2007	2006
Payroll and payroll-related	$97,829	$74,090
Accrued vacation	47,400	64,576
Accrued bonuses	115,560	400,773
Accrued professional services	380,396	152,160
Accrued research and development expenses	258,368	356,829
Accrued general and administrative expenses	211,960	93,553
Other	37,433	28,641
	$1,148,946	$1,170,622

7. Commitments

Operating Leases

The Company leases office space in Foxborough, Massachusetts and office and laboratory space in Salt Lake City, Utah used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on June 30, 2009, and the Company

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

has an option to renew the lease at the end of the initial term for an additional three-year term. The Salt Lake City, Utah lease expires on November 30, 2009 and the Company has an option to renew the lease at the end of the initial lease term for an additional five-year term. Total rent expense under operating leases was $311,787 and $320,177 for the years ended December 31, 2007 and 2006, respectively. Future minimum lease payments required under noncancellable operating leases at December 31, 2007, are as follows:

Year ending December 31:
2008	$300,750
2009	253,363
Total minimum lease commitments	$554,113

Capital Leases

In October 2003, the Company entered into a loan and security agreement (the “Capital Lease Line”) with a lender that allows for the Company to borrow funds to finance the purchase of equipment, hardware, leasehold improvements and software. The Company may borrow up to $1,300,000 under this Capital Lease Line. All borrowings under the Capital Lease Line are collateralized by the assets financed. In connection with the Capital Lease Line, the Company issued to the lender 20,000 warrants to purchase Series A Preferred Stock in 2003. At the closing of the Merger, such warrant converted to a warrant to purchase 20,000 shares of common stock. The warrants, valued at $10,506 under the Black-Scholes model, are exercisable at the option of the holder at $1.00 per share, and expire ten years from the date of issuance. The fair value is being charged to interest expense over the term of the Capital Lease Line. The Capital Lease Line will expire upon the termination of the last remaining lease schedule which, as of
December 31, 2007, is June 22, 2010.

During 2007 and 2006, the Company received gross proceeds of $0 and $237,771, respectively, from financings completed under the Capital Lease Line.

All financings under the Capital Lease Line have a term of 42 months, a $1.00 buyout option and monthly payments ranging from approximately 2.7% to 2.9% of the total cost of the equipment financed.

At December 31, 2007 and 2006, the Company had capitalized lease equipment totaling $573,302 and $1,259,385 with related accumulated amortization of $354,654 and $716,449, respectively. Such amounts are included in the respective classifications of property and equipment in Note 4. The Company paid interest under the Capital Lease Line for the years ended December 31, 2007 and 2006 of $40,458 and $56,938, respectively.

Future minimum cash payments under the Capital Lease Line at December 31, 2007 are as follows:

Year ending December 31:
2008	$170,797
2009	87,701
2010	13,948
272,446
Less amount representing interest	(24,301)
Present value of minimum future payments	248,145
Less current portion of capital leases	(248,145)
Long-term portion of capital leases	$—

The amounts in the table above represent the contractually scheduled minimum cash payments due under the Capital Lease Line. Although the Company has made all the required payments due under the Capital Lease Line, the lender has recently indicated they may declare that the Company is in default due to a material adverse change in its financial condition, as per the terms of the Capital Lease Line. If the lender declares that the Company is in default, they may declare that all amounts currently outstanding to them be immediately due and payable. Accordingly, the Company has classified all amounts due under the Capital Lease Line as current obligations in its balance sheet as of December 31, 2007.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

8. Notes Payable

On December 27, 2005, the Company entered into a Loan and Master Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (the “Lender”). The Loan Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 became available immediately (“Tranche 1”) and the remaining $2,000,000 is available upon the achievement of certain milestones. Because we did not meet these milestones, the remaining $2,000,000 is no longer available to the Company. As a condition to borrowing any funds under Tranche 1, the Company was required to pay the $3,000,000 outstanding and due under the Company's Line of Credit with a financial institution and fully satisfy and discharge all related liens, claims and encumbrances on our property and intellectual property. On January 5, 2006, the Company paid all amounts due and owing under the Line of Credit. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Loan Agreement provides for customary conditions to the Company's ability to borrow, as well as customary covenants and default provisions. The Loan Agreement also contains certain acceleration clauses. In connection with the execution of the Loan Agreement, the Company issued to the Lender a ten-year warrant to purchase up to 71,301 shares of common stock at an exercise price of $1.40 per share. The Company recorded the fair value of the warrant of $97,246 as deferred financing cost which amount is being amortized as interest expense over the term of the Loan. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term.

On January 10, 2006, the Company borrowed $4,000,000 under the Loan (the “Initial Borrowing”). The Initial Borrowing bears interest at a fixed rate of 10.72% annually and interest only was payable for six months; thereafter, the Initial Borrowing is payable in thirty equal monthly payments of principal plus interest of $152,588. If the Company fails to pay any amounts borrowed when due, the Lender may declare that all amounts borrowed pursuant to the Loan Agreement are immediately due and payable. In connection with the Initial Borrowing, the Company issued to the Lender a ten-year warrant to purchase up to 55,944 shares of the Company's common stock at an exercise price of $1.79 per share. The warrant was valued under the Black Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 10-year term. The Company recorded the fair value of the warrant of $77,918 as a deferred financing cost which amount is being amortized as interest expense over the thirty-six month term of the loan. The Company paid interest of $290,816 and $407,546, during the year ended 2007 and 2006, respectively, related to the Initial Borrowing.

Future minimum cash payments with respect to the Initial Borrowing are as follows as of December 31, 2007:

Year ending December 31:
2008	$1,713,714
2009	151,237
Total	1,864,951
Less current portion of loan	(1,864,951)
Long-term portion of loan	$—

The amounts in the table above represent the contractually scheduled minimum cash payments due under the Initial Borrowing. Although the Company has made all the required payments due under the Initial Borrowing, the Lender has recently indicated they may declare that the Company is in default due to a material adverse change in its financial condition, as per the terms of the Loan Agreement. If the Lender declares that the Company is in default, they may declare that all amounts currently outstanding to them be immediately due and payable. Accordingly, the Company has classified all amounts due under the Initial Borrowing as current obligations in its balance sheet as of December 31, 2007.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2007, the Company has federal and state net operating loss carryforwards of approximately $35,072,778 and $29,959,848, respectively, available to offset future federal and state taxable income to the extent permitted under the Internal Revenue Code (IRC), expiring in varying amounts through 2027. Under the IRC, certain substantial changes in the Company's ownership may limit the amount of net operating loss and credits carryforwards that can be utilized in any one year to offset future taxable income. As a result of the significant changes in the Company's equity structure, it is highly probable that the Company has had an ownership change as defined in IRC Section 382. However, the Company has not done a detailed analysis of these ownership changes, and has not determined whether the application of Section 382 would in fact limit the amount of losses that may be utilized in the future.

The Company has adopted the provisions of FIN48 as of January 1, 2007 and has determined that it does not have any uncertain tax positions at adoption or at December 31, 2007.

The Company has net deferred tax assets at December 31, 2007 and 2006 that consist of the following:

	2007		2006
Deferred tax assets:
Net operating loss carryforwards	$13,255,460		$9,823,794
Stock-based compensation	1,598,783		1,492,456
Research credits carryforwards	913,739		959,178
Capital lease obligations	99,928		219,966
Other	290,309		422,077

Total deferred tax assets	16,158,218		12,917,471
Valuation allowance	(15,519,094)		(11,973,009)

Total deferred tax assets, net of valuation allowance	639,124		944,462
Deferred tax liabilities:
Intangible assets, net	(551,074)		(725,822)
Property and equipment, net	(88,050)		(218,640)

Total deferred tax liabilities	(639,124)		(944,462)
Net deferred tax asset	$--	$	$--

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized.

Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

	Year ended December 31,
	2007	2006

Benefit from income taxes at statutory rate	$(3,419,535)	$(4,174,366)
Stock-based compensation	324,466	175,130
In-process research and development	--	544,761
Research credits	(140,515)	(225,260)
Change in valuation allowance	3,226,823	3,639,087
Other	8,761	40,648
Benefit from income taxes	$--	$--

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

10.	Preferred Stock

As of December 31, 2007 and 2006, the Company had 50,000,000 shares of preferred stock authorized and no shares issued and outstanding.

11.	Stockholders' Equity

Common shares reserved for future issuance at December 31, 2007 consist of the following:
Stock options	4,450,411
Warrants	13,254,359
Total common shares reserved	17,704,770

Total warrants outstanding at December 31, 2007 by expiration date were as follows:

	Number of Shares	Exercise Price per Share	Expiration Date
Common stock warrants	100,000	$3.00	November 4, 2009
Common stock warrants	660,000	$6.00	November 4, 2009
Common stock warrants	5,052,306	$1.60	September 26, 2010
Common stock warrants	4,505,988	$1.40	October 18, 2011
Common stock warrants	2,717,391	$0.46	November 13, 2012
Common stock warrants	20,000	$1.00	December 8, 2013
Common stock warrants	71,429	$2.10	March 31, 2015
Common stock warrants	71,301	$1.40	December 27, 2015
Common stock warrants	55,944	$1.79	January 10, 2016
Total outstanding at the end of the year	13,254,359

During 2007, the Company issued 560,000 shares of restricted common stock to certain employees, of which, 186,667 was vested at December 31, 2007. During 2006, the Company issued 100,000 shares of restricted common stock to an employee, of which 25,000 was vested at December 31, 2007.

Private Placement

On October 18, 2006, the Company completed a private placement (“2006 Private Placement”) whereby it sold 8,336,668 shares of its common stock (the “2006 Shares”) and issued warrants to purchase up to 4,168,338 shares of its common stock (the “2006 Warrant Shares”) to accredited investors resulting in net proceeds, assuming no exercise of the warrants, of approximately $9,316,000. The Shares were issued at a purchase price of $1.20 per share pursuant to the terms of a Securities Purchase Agreement entered into by the Company and each of the investors. Each of the investors received a five (5)-year warrant to purchase up to fifty percent (50%) of the number of Shares purchased by such investor in the 2006 Private Placement, at an exercise price per share of $1.40.These warrants were valued at $4,696,154 calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 4.78%, no dividend yield and a 5-year term. These warrants are classified as equity in accordance with EITF No. 00-19.

C.E. Unterberg, Towbin, LLC and WBB Securities, LLC served as placement agents for the 2006 Private Placement and, for services rendered, received aggregate cash consideration of approximately $630,280. For their services, C.E. Unterberg, Towbin, LLC also received a warrant to purchase up to 337,650 shares of common stock on the same terms as the investor warrants. These warrants were valued at $380,405 calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 4.78%, no dividend yield and a 5-year term. These warrants are classified as equity in accordance with EITF No. 00-19.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

In consideration of the investment in the 2006 Private Placement, the Company granted to each investor certain registration rights with respect to the 2006 Shares and the 2006 Warrant Shares. The 2006 Shares and 2006 Warrant Shares, except for shares and warrant shares held by Oxford Bioscience Partners and affiliated entities (Oxford), were registered under a Form SB-2, which the Securities and Exchange Commission declared effective on February 13, 2007. The shares and warrant shares held by Oxford were not included in the Form SB-2 due to the Securities and Exchange Commission's determination that Oxford was a “deemed underwriter”. As a result, the Company agreed to issue to Oxford a certain number of shares of its restricted common stock valued at $50,000 in exchange for Oxford agreeing to waive its registration rights and any liquidated damages that it may have been entitled to receive under the Registration Rights agreement. This amount was charged to expense in 2007.

On November 13, 2007, the Company entered into a Joint Venture and Strategic Investment Agreement (the “Agreement”) with NeuroMetrix, Inc., a Delaware corporation located in Waltham, MA (“NURO”). Pursuant to the Agreement, the Company issued and sold to NURO in a private placement (i) 5,434,783 shares of its common stock, $0.001 par value per share (“2007 Common Stock”), at price of $0.46 per share and (ii) a five-year warrant (the “2007 Warrant”) to purchase an aggregate of 2,717,391 shares (the “2007 Warrant Shares”) of Common Stock at an exercise price of $0.46 per share. These warrants were valued at $1,074,578 calculated using the Black-Scholes option pricing model with the following assumptions: 133.90% volatility, risk-free interest rate of 4.55%, no dividend yield and a 5-year term. These warrants are classified as equity in accordance with EITF No. 00-19. The Company received net proceeds of $2,436,000 from NURO in exchange for the 2007 Shares and the 2007 Warrant. In connection with the sale of the 2007 Shares and the 2007 Warrant, the Company entered into a Registration Rights Agreement with NURO pursuant to which the Company has agreed to register the 2007 Shares and the 2007 Warrant Shares for resale with the U.S. Securities and Exchange Commission on the occurrence of certain events after December 31, 2008. The Agreement provides for a one-year contractual restriction on the sale of the 2007 Shares and the 2007 Warrant Shares.

In addition to the private placement, the Agreement called for the parties to negotiate a joint venture. On February 19, 2008, the Company entered into agreements with NURO forming a joint venture, PNIR LLC (“PNIR”), pursuant to which the Company and NURO will develop and commercialize a therapeutic product for peripheral nerve injury based on Cyberkinetics's Andara™ Oscillating Field Stimulator (OFS™) neurostimulation technology platform. NURO will fund the first $2.0 million of the development and commercialization costs and will provide intellectual property developed by it and biomedical engineering and neurophysiology expertise to the joint venture. The Company will contribute or license (or sublicense) intellectual property related to its Andara™ OFS™ Therapy platform and provide technical and scientific expertise to the joint venture. After the initial $2.0 million investment by NURO, the two companies will each contribute equally to future development and commercialization costs. As part of the agreement, NURO will market and distribute, and the Company will manufacture, any collaboration products developed by the joint venture.

The Agreement provides that under the joint venture, on the earliest to occur of December 31, 2009, or the date on which the first new product designed by PNIR is available for commercial distribution, NURO would, for a period of 90 days, hold a right of first negotiation with respect to commercialization and development of all new products designed by PNIR. In addition, the Agreement grants NURO a right of first negotiation with respect to the following: (i) if prior to December 31, 2008, the Company receives HDE approval with respect to the OFS™ Device, the Company desires to grant distribution rights with respect to the OFS™ Device to another party for treatment of spinal cord injuries, or the Company desires to transfer some or all of its rights to the OFS™ Device or assets related thereto, for a period of 90 days, NURO shall have the right of first negotiation with respect to the commercialization and distribution of the OFS™ Device in North America, or the acquisition of such distribution or other rights the Company proposes to transfer; and (ii) if prior to December 31, 2008 the Company determines that it is advisable and in its best interests to initiate a Change of Control Transaction (as defined in the Agreement), NURO shall have the right of first negotiation with respect to such change of control for a period of 30 days.

Terms of the Warrant

The 2007 Warrant is immediately exercisable to purchase the 2007 Warrant Shares for cash until the fifth anniversary of the date of issue. Pursuant to the Agreement, the 2007 Warrant must be exercised in full if the Company receives HDE approval for the OFS™ Device during the period the 2007 Warrant is exercisable. The exercise price may be paid pursuant to a cashless exercise provision after December 31, 2008, whether such exercise is voluntary or mandatory. If the 2007 Warrant is exercised in full for cash at the $0.46 per share exercise price, the Company would receive aggregate proceeds of approximately $1.25 million. The exercise price and the number of shares of Common Stock issuable pursuant to the Warrant are subject to customary adjustments.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

12.	Stock Option Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) using the modified prospective transition method. In conjunction with the adoption of SFAS 123R, the Company applied the principles of Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R.

SFAS 123R requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The Company elected to determine the fair value of stock options using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized under SFAS 123.

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

As a result of adopting SFAS 123R, the Company recorded stock-based compensation of $962,586, or $0.03 per share, for the year ended December 31, 2006 for stock-based awards granted to employees. This amount represent an incremental charge of $376,839, or $0.01 per share, as compared to the Company's previous method of accounting for stock-based awards to employees under APB 25. The Company has not capitalized any employee stock-based compensation in its balance sheets and the adoption of SFAS 123R had no impact on its cash flow from operations or financing activities.

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

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair values of options granted during the years ended December 31, 2007 and 2006 were $0.72 and $1.13 per share, respectively. As required by SFAS 123R, the Company records stock-based compensation expense only for those awards that are expected to vest. Forfeitures were estimated based on historical experience and the Company expects forfeitures to be 5% annually. The following assumptions were made for options granted during the years ended December 31, 2007 and 2006:

	2007	2006
Expected volatility (1)	104-134%	100%
Expected dividend yield (2)	0%	0%
Expected lives of options (in years) (3)	6.25-10	6.25-10
Risk-free interest rate (4)	4.55%	4.78%

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

(2)	No cash dividends have been declared on the Company's common stock since the Company's inception and the Company does not anticipate paying cash dividends over the expected term of the option.

(3)	During 2007, the expected life is generally determined using the short-cut method permitted under SAB No. 107.

(4)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturity dates equivalent to the expected term of the option.

As of December 31, 2007, there was $1,252,818 of total unrecognized compensation cost related to non-vested options granted to employees under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.04 years.

Stock Option Plans

2002 Equity Incentive Plan

On August 12, 2002, the Company's Board of Directors and stockholders adopted the 2002 Equity Incentive Plan (the 2002 Equity Plan). The 2002 Equity Plan provides for the granting of shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for officers, directors, employees, consultants and advisers. On June 7, 2006, Cyberkinetics' Board of Directors and its stockholders amended the 2002 Equity Plan to increase the total number of shares available from 3,500,000 to 4,400,000 and on June 13, 2007, Cyberkinetics' Board of Directors and its stockholders amended the 2002 Equity Plan to increase the total number of shares available from 4,400,000 to 5,400,000. At December 31, 2007, a total of 3,512,016 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Equity Plan.

Pursuant to the 2002 Equity Plan, the Board of Directors (or committees designated by the Board) may grant incentive and nonqualified stock options, restricted stock and other stock awards to the Company's officers, directors, employees, consultants and advisers. The options can be exercisable at various dates, as determined by the Company's Board of Directors, and will expire no more than ten years from the date of grant. Options granted under the 2002 Equity Plan are restricted as to transfer. All options granted on or after October 15, 2004, the date the Company's common stock began trading publicly, are valued using the closing sales price for the Company's common stock as of the date of the grant. For holders of more than 10% of the Company's voting stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company's common stock at the date of grant, with an expiration date not to exceed five years. Options granted to new employees generally vest at a rate of 25% on the first anniversary of the grant and thereafter at the rate of 6.25% of the initial grant at the end of each successive three-month period. Annual option grants to existing employees generally vest at a rate of 6.25% of the initial grant at the end of each successive three-month period beginning from the date of grant.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

2002 Founders' Option Plan

On August 12, 2002, the Company's Board of Directors and stockholders adopted the 2002 Founders' Option Plan (the 2002 Founders' Plan). The 2002 Founders' Plan provides for the granting of shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for certain key employees and stockholders. Options granted under the 2002 Founders' Plan will expire no more than ten years from the date of grant and generally vest monthly over a four-year period beginning from the date of grant. The total number of shares available under the 2002 Founders' Plan is 1,230,915. At December 31, 2007, a total of 938,395 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Founders' Plan.

A summary of option activity for all plans for the year ended December 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,188,391	$0.76
Granted	888,364	$0.85
Exercised	(130,271)	$0.10
Forfeited	(496,073)	$1.23
Outstanding at December 31, 2007	4,450,411	$0.74	8.05	$253,928
Exercisable at December 31, 2007	2,974,742	$0.51	7.52	$253,991

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company's common stock for the options that had exercise prices that were lower than the $0.18 market price of the Company's common stock at December 31, 2007. The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $111,714 and $112,669, respectively, determined on the date of exercise. During the years ended December 31, 2007 and 2006, the Company received proceeds of $13,102 and $16,055, respectively, from the exercise of stock options.

During 2003, stock options to purchase common stock were issued to consultants at exercise prices less than the fair value of the underlying common stock, with performance-based vesting. These options have been recorded at fair value using the Black-Scholes option-pricing model assumptions. These options are subject to variable plan accounting and are re-measured at each reporting period. During the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense related to options issued to non-employees of $148,709 and $649,233, respectively.

13.	Acquisition of Andara Life Science, Inc.

Pursuant to an Agreement and Plan of Merger dated February 14, 2006 (the “Andara Merger Agreement”), among Cyberkinetics, Andara and Andara Acquisition Corp., a wholly-owned subsidiary of the Company, (“Acquisition”), on the filing of a Certificate of Merger in the State of Delaware and Articles of Merger in the State of Indiana, Acquisition merged with and into Andara and all of the issued and outstanding capital stock of Andara was exchanged for an aggregate of 3,029,801 shares of common stock, $0.001 par value per share (“Common Stock”) of the Company (“the Andara Merger”), of which 993,377 shares of Common Stock were issued pursuant to a restricted stock award and subject to forfeiture (“Restricted Stock”). The Restricted Stock is subject to forfeiture if certain specific milestones are not achieved by the surviving corporation within thirty-six (36) months of the Andara Merger. As of December 31, 2007, these milestones have not been achieved. Andara was the surviving corporation in the Andara Merger and became a wholly-owned subsidiary of Cyberkinetics. As the restricted stock is considered contingent consideration, only the 2,036,424 shares of unrestricted common stock (3,029,801 issued less 993,377 restricted shares) has been included as part of the aggregate purchase price calculation. In accordance with to SFAS No. 141 Business Combinations (SFAS No. 141) and EITF Issue No 98-3 Determining whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business , the Company determined that this transaction does not constitute a business combination and accordingly, has accounted for it as an asset purchase. The accounting for the transaction is similar to purchase accounting under SFAS No. 141, except that goodwill is not recorded.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

The total consideration of $3,102,000 consisted of $2,912,000 of unrestricted Cyberkinetics common stock and approximately $190,000 in transaction costs which primarily consisted of fees paid for legal and accounting services. The Company determined the value of the common stock issued to acquire Andara based on the fair market value of the common stock on the closing date of acquisition in accordance with EITF Issue 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination .  The amount of consideration paid by Cyberkinetics was determined through arms-length negotiation between Cyberkinetics and Andara. There was no material pre-existing relationship between Andara or its stockholders and the Company or any of its affiliates, directors or officers, or any associate of a director or officer of the Company.

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

The fair market value of the intangible assets acquired was based on a valuation determined using an income approach for the developed technology and a discounted cash flow analysis for the non-competition agreements and In Process Research and Development (“IPR&D”). The discount rate used in determining the net present value of the cash flows was 36% and is consistent with the overall risks of developing the projects. In determining the value of the IPR&D, the Company considered the clinical development timeline and costs, market size and nature of the industry. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. The IPR&D was written off immediately upon the consummation of the transaction and is presented as a separate line on the Company's Statement of Operations. The non-competition agreements and developed technology are being amortized over their estimated useful life of three and ten years, respectively.

The Company's Statement of Operations includes the results of operations of Andara since the date of the acquisition. For the year ended December 31, 2007 and 2006, the Company recorded $242,116 and $211,852, respectively, of amortization expense related to the non-competition agreements and developed technology of which the entire amount was included in research and development.

The following unaudited pro forma consolidated information gives effect to the acquisition of Andara as if the acquisition occurred on January 1, 2006.

Year Ended December 31, 2006
Total revenue	$1,680,035
Net loss	(10,893,048)
Net loss per share	$(0.37)

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that may be obtained in the future.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

14.	Licensing Arrangements

In August 2002, the Company issued warrants to purchase 48,430 fully paid and nonassessable warrants for shares of common stock to BURF, at a price of $0.10 per share, as partial consideration for an exclusive, royalty-bearing license, including the right to grant sublicenses, of Brown University's and MIT's collaborative licensed technology pertaining to neural signal decoding. These warrants expired unexercised in July 2007. Also in consideration, the Company issued 43,600 and 10,900 shares of common stock to BURF and to MIT, respectively. In addition, the Company will pay BURF royalties equal to 3% of the first $50,000,000 of aggregate net sales, and 1.5% of net sales over $50,000,000. The Company paid a fee of $50,000 upon execution, which was charged to research and development expense, and will commence paying $50,000 each year in maintenance fees beginning on the third anniversary date. The Company's obligation to pay royalties will terminate on a country-by-country basis upon the date on which the last valid claim of infringement by the manufacture, use or sales of the licensed product would cease to be a valid claim. After such lapse, no further royalty payment will be due in each respective country, and the Company will hold a fully paid-up, perpetual, exclusive, irrevocable, royalty-free license. During 2007 and 2006, the Company made $50,000 maintenance fee payments to Brown due under this license agreement. These amounts are being amortized to research and development expense on a straight-line basis over the applicable one year period covered by each respective maintenance payment. The Company has the right to terminate the license agreement with BURF and MIT at any time by giving written notice. Termination will not release either party from any obligations that have matured by the effective termination date, and certain obligations survive the termination, including royalty payments on net sales of licensed products, as defined.

The common stock issued to BURF and MIT was recorded using a fair value of $0.15 per share. In accordance with guidance in APB 29, Accounting for Non-Monetary Transactions (APB 29), the Company determined that using the market value of the common stock on the date the shares were issued was a better measure of the value of the transaction rather than using the value of the license agreement, which was not as readily determinable. The aggregate fair value of the common stock issued to BURF and MIT was $8,175, and was expensed to research and development in 2002. The warrants vest upon the occurrence of four certain vesting events. In accordance with FAS 123, as amended by FAS 148, and EITF Issue 96-18, the Company has determined that the measurement date is the date at which vesting occurs. A significant disincentive for nonperformance does not exist and thus there is no performance commitment. A “vesting event” occurs when the Company elects to exercise its option to acquire an exclusive license to an Additional Invention, as defined in the license agreement, and such additional license is licensed to the Company in accordance with the license agreement. The warrant will vest 25% for the first vesting event, 25% for the second vesting event, 25% for the third vesting event, and 25% for the fourth vesting event. Based on this vesting schedule, the amount of shares that will eventually vest, if any, is uncertain at the time of grant. In accordance with guidance noted above, the Company will use the lowest aggregate amount within a range of potential values for measurement and recognition purposes. Such amount is currently zero. The Company performs a quarterly evaluation of whether Additional Inventions exist that it may be interested in acquiring an exclusive license. If strong evidence exists that the Company will elect to acquire an exclusive license to an Additional Invention, the Company will determine the fair value of the first 25% of the warrants, or more as appropriate, using the Black-Scholes option-pricing model. The Company will record the fair value of the warrants to research and development expense when the warrants vest. In September, 2005, the  Company signed a collaborative research and licensing agreement with Brown University through which Cyberkinetics will allow specific researchers at Brown University access to certain human clinical data obtained through the Company's research and development programs in exchange for the Company's right to a range of options to exclusive worldwide licenses for any proprietary inventions derived from the work done by the researchers based upon Cyberkinetics' data. In connection with executing the agreement, the Company agreed to fully vest the warrant. As a result, the Company charged $90,077, the fair value of the warrant, to research and development expense. The value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 2-year term.

In August 2002, the Company entered into an agreement with Emory University (“Emory”) for an exclusive, sublicenseable, royalty-bearing license for Emory's technology pertaining to the control of external devices by nervous system signals. The Company paid fees of $40,000 related to the license, and issued 40,000 shares of common stock in partial consideration. The Company agreed to pay a 3% royalty on the first $17 million in annual net licensed product sales, and 1% on net sales exceeding $17 million within the same year. These annual royalties payable may be reduced by 50% of royalties payable to third parties by the Company or its affiliates or sublicensees on the same net sales, provided that no less than 1% of net sales is paid to Emory in any given year. The royalties will terminate at the later of either the expiration of the last valid claim upon the patents or the tenth year anniversary of the Company's first commercial shipment. Additionally, the Company is obligated to make milestone payments to Emory of $25,000 and $50,000 upon the occurrence of U.S. Investigational Device Exemption (“IDE”) approval and U.S. 510(k) approval, respectively. Commencing upon the fourth anniversary of the agreement's effective date, the Company will make annual minimum royalty payments of $75,000 to Emory. During 2007 and 2006, the Company made $75,000 annual minimum royalty payments to Emory. These amounts are being amortized to research and development expenses on a straight-line basis over the one year period applicable to the maintenance payment. These minimum royalties may net against the running royalties payable in the same period. The 40,000 shares of common stock issued was recorded using a fair value of $0.15 per share. In accordance with APB 29, the Company determined that using the market value of the common stock on the date the shares were issued was a better measure of the value of the transaction rather than using the value of the license agreement which was not as readily determinable. The aggregate fair value of the common stock issued to Emory was $6,000, and was expensed to research and development in 2003. The $30,000 reimbursement and $10,000 execution fees were charged to research and development expense in 2002. The $25,000 milestone payment for U.S. IDE approval was charged to research and development in 2004.

Cyberkinetics Neurotechnology Systems, Inc.

Notes to Consolidated Financial Statements - (Continued)

In January 2003, the Company issued warrants to purchase 33,189 shares of common stock to the University of Utah Research Foundation (“UURF”), for an exercise price of $0.015 per share, in partial consideration for an exclusive, royalty-bearing license, including right to grant sublicenses for UURF's proprietary technology pertaining to neural signal amplification and electrode arrays. These warrants expire in August 2007. The fair value of the warrants were determined using the Black-Scholes method based on contractual lives of the warrants of five years, a risk-free interest rate of 3.33%, volatility of 70% and no expected dividends. The market value of the common stock used in this fair value calculation was $0.15 per share. The fair value of the warrants was determined to be $4,554. The warrants were fully exercisable upon execution of the agreement and accordingly, the full fair value of $4,554 was recorded immediately to research and development expense. In addition to the warrants, the Company will also pay UURF royalties equal to 2.5% of net sales of licensed products. The Company will also pay UURF royalties equal to 40% of gross consideration, as defined in the license agreement, received from sublicensees through December 31, 2003, 30% through December 31, 2005 and 25% thereafter. The Company has paid $3,000 to UURF in each of the years ended December 31, 2007 and 2006, respectively. The Company has the right to terminate the license agreement at any time by giving written notice. Termination will not release either party from any obligation or liability accrued prior to the effective termination date. The Company will also be required to pay royalties to UURF on any licensed products held at termination, which are disposed of within 90 days of the effective termination date.

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

During 2007 and 2006, the Company recognized product sales of $100,013, and $32,050 to Brown University, respectively. In addition, during 2007, the Company recognized grant revenue of $252,511 to Brown University. The Company's Chief Scientific Officer, who is also a member of the Company's Board of Directors, is a professor and the Chairman of the Neuroscience Department at Brown University. Amounts due from Brown University at December 31, 2007 and 2006 were $252,511 and $0, respectively.

16.	Employee Benefit Plan

The Company sponsors a defined contribution 401(k) benefit plan for all employees over the age of 21. Employees may elect to defer up to 75% of their annual compensation, up to the statutory limits. The Company matches the contributions of employees at 50% of the first 4% of their contributions. The Company made contributions to the plan of $51,980 and $41,822 during 2007 and 2006, respectively.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

 NA

ITEM 8A.	CONTROLS AND PROCEDURES.

Management's report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of disclosure controls and procedures

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

NA

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officers and Directors

     The following sets forth the name and certain information concerning each of our current executive officers and directors.

Name	Age	Position
Timothy R. Surgenor	48	President, Chief Executive Officer, Director
John P. Donoghue, Ph.D.	59	Chief Scientific Officer, Director
J. Christopher Flaherty	46	Executive Vice President, Technology and Intellectual Property
Mark A. Carney	49	Director
Mark P. Carthy(3)(4)	47	Director
George N. Hatsopoulos, Ph.D.	81	Director
Nicholas G. Hatsopoulos, Ph.D. (4)	46	Director
Theo Melas-Kyriazi(1)(2)(3)	48	Director
Daniel E. Geffken(1)(2)(3)(4)	51	Director
Shai N. Gozani, M.D., Ph.D.	43	Director

(1) Independent Director

(2) Member Audit Committee

(3) Member Compensation Committee

(4) Member Nominating Committee

Executive Officers

Timothy R. Surgenor has been our President and Chief Executive Officer since January 2003 and a Director since November 2002. From January 1999 to January 2003, Mr. Surgenor was Executive Vice President at Haemonetics Corporation (NYSE:HAE), which is a medical device company. From 1994 to 1999, Mr. Surgenor was President of Genzyme Tissue Repair, the cell therapy division of Genzyme Corporation (NASDAQ:GENZ). Previously, Mr. Surgenor was Executive Vice President and Chief Financial Officer of BioSurface Technology, Inc. and also held various positions in operations at Integrated Genetics. Mr. Surgenor received a B.A. in Biochemistry from Williams College in 1981 and an M.B.A. from Harvard Business School in 1987.

      John P. Donoghue, Ph.D. has been our Chief Scientific Officer and a Director since August 2002. He is also currently the Henry Merritt Wriston Professor at Brown University. Since 1991, Dr. Donoghue has been Chairman of the Department of Neuroscience and since 1998 he has served as Executive Director of the Brain Science Program at Brown University. Dr. Donoghue received an A.B. from Boston University in 1971, an M.S. in Anatomy from the University of Vermont in 1976 and a Ph.D. in Neuroscience from Brown University in 1979.

          J. Christopher Flaherty has been our Executive Vice President, Technology and Intellectual Property since September 2003. Mr. Flaherty founded Insulet Corporation in July 2000 and served as its President and Chief Operating Officer until January 2002. Mr. Flaherty also co-founded TransVascular, Inc. in March 1996 and served as its Executive Vice President until June 2003. Mr. Flaherty has also held positions at Pfizer (NYSE:PFE) and Strato Medical. Mr. Flaherty earned a B.S. in Aeronautical and Electrical Engineering from Massachusetts Institute of Technology in 1985.

Non-Employee Directors

      Mark A. Carney has been a Director since February 2006 and served as our Executive Vice President from February 2006 to March 17, 2008. Mr. Carney co-founded Andara Life Science, Inc. (Andara), and served as its President and Chief Executive Officer from January 2005 until Cyberkinetics acquired Andara on February 14, 2006. From February 2002 to December 2003, he was Senior Vice President at Affiliated Computer Services, Inc. (NYSE:ACS), following that company's acquisition of Outsourced Administrative Services, where he served as Executive Vice President and Chief Operating Officer from April 2000 until January 2002. From September 1997 to January 2000, Mr. Carney was Senior Vice President at the Centris Group, Inc. (NYSE:CGE) following its acquisition of The Interra Group of Companies, which Mr. Carney had founded. Mr. Carney served as President, Chief Executive Officer and Chairman of the Board of the Interra Group of Companies from September 1993 to August 1997. From January 1990 to August 1993, Mr. Carney was President and Chief Operating Officer at International Medical Group, Inc. Mr. Carney received a B.S. in 1981 from Purdue University.

      Mark P. Carthy has been a Director of our Company since August 2002. He is currently a Senior Partner at Orion Healthcare Equity Partners, which he co-founded in 2007. From October 2000 to December 2007, Mr. Carthy was a General Partner at Oxford Bioscience Partners. From 1998 to 2000, he was an advisor to Kummell Investments Limited, a Morningside Group affiliate, on its venture capital portfolio. Prior to Kummell, he was employed as Chief Business Officer of Cubist Pharmaceuticals, Inc. (NASDAQ:CBST) and Senior Director of Business Development at Vertex Pharmaceuticals Inc. (NASDAQ:VRTX). He received his B.E. in Chemical Engineering from University College Dublin, Ireland in 1982, an M.S. in chemical engineering from University of Missouri in 1983 and a M.B.A. from Harvard Business School in 1987.

      George N. Hatsopoulos, Ph.D. has been a Director of our Company since August 2002 and is currently Chairman and Chief Executive Officer of Pharos, LLC which positions he has held since 1999. Dr. Hatsopoulos is the founder of Thermo Electron Corporation (NYSE:TMO) and served as Chairman and Chief Executive Officer from its founding in 1956 until his retirement in 1999. Dr. Hatsopoulos was trained at the National Technical University of Athens and Massachusetts Institute of Technology, where he received his Bachelors degree in 1949, his Masters degree in 1950, his Engineers degree in 1954, and his Doctorate degree in 1956. He was a member of the MIT faculty from 1956 to 1962 and a Senior Lecturer until 1990.

      Nicholas G. Hatsopoulos, Ph.D. has been a Director of our Company since August 2002 and is currently an Assistant Professor at the University of Chicago. Dr. Hatsopoulos has been an Assistant Professor in Organismal Biology and Anatomy at the University of Chicago since January 2002. From January 1998 to December 2001, Dr. Hatsopoulos was an Assistant Professor of Research in the Department of Neuroscience at Brown University. Dr. Hatsopoulos has completed two postdoctoral research fellows, one in the Department of Neuroscience at Brown University and the other in the Computation Neuroscience Program at the California Institute of Technology. Dr. Hatsopoulos received his B.A. in Physics from Williams College in 1984, his M.S. in Psychology from Brown University in 1991 and his Ph.D. in Cognitive Science from Brown University in 1992.

      Theo Melas-Kyriazi has been a Director of our Company since November 2004 and is currently Chief Financial Officer of Levitronix LLC. Mr. Melas-Kyriazi joined Levitronix LLC in June 2006. From November 2004 to June 2006, Mr. Melas-Kyriazi was self-employed as a consultant. Mr. Melas-Kyriazi was affiliated with Thermo Electron Corporation (NYSE:TMO) from 1986 to October 2004. He served as Chief Financial Officer of Thermo Electron Corporation from 1999 until October 2004 and, from 1994 to 1997, he served as Chief Executive Officer and President of Thermo Spectra Corporation, a publicly traded subsidiary of Thermo Electron Corporation. Mr. Melas-Kyriazi has also served as a member of the Board of Directors of Valeant Pharmaceuticals (NYSE:VRX) since 2003 and Helicos BioSciences Corporation (NASDAQ:HLCS) since 2007. Mr. Melas-Kyriazi received a B.A. in Economics from Harvard College in 1981 and an M.B.A. from Harvard Business School in 1983.

     Daniel E. Geffken has been a Director of our Company since January 2005 and is currently Chief Financial Officer of Codon Devices, Inc. Mr. Geffken joined Codon Devices Inc. in March 2007. From August 2006 to March 2007, Mr. Geffken was Executive Vice President and Chief Financial Officer of Konarka Technologies, Inc. From December 2003 to August 2006, Mr. Geffken served as Senior Vice President, Business Development and Chief Financial Officer of Omnisonics Medical Technologies, Inc. From February 1997 to April 2003, Mr. Geffken was Senior Vice President of Finance and Chief Financial Officer at Transkaryotic Therapies, Inc. (NASDAQ:TKTX). Prior to Transkaryotic Therapies, Inc., Mr. Geffken held a variety of senior financial roles at Cytotherapeutics, Inc. (NASDAQ:CTII), Anderson Group (now Moscow CableCom Corp. (NASDAQ:MOCC)) and MedChem Products (now C. R. Bard Inc. (NYSE:BCR)). Mr. Geffken also spent several years at KPMG. Mr. Geffken received a B.S. in Economics from The Wharton School at the University of Pennsylvania in 1979 and an M.B.A. from Harvard Business School in 1987.

Shai N. Gozani, M.D., Ph.D. has been a Director of our Company since November 2007. He founded NeuroMetrix, Inc. in 1996 and currently serves as its Chairman of the Board of Directors and as its President and Chief Executive Officer. Since founding NeuroMetrix in 1996, Dr. Gozani has served in a number of positions at NeuroMetrix including Chairman since 1996, President from 1996 to 1998 and from 2002 to the present, and Chief Executive Officer since 1997. Dr. Gozani holds a B.S. in computer science, an M.S. in Biomedical Engineering and a Ph.D. in Neurobiology, from the University of California, Berkeley. He also received an M.D. from Harvard Medical School and the Harvard-M.I.T. Division of Health Sciences at M.I.T. Prior to forming NeuroMetrix, Dr. Gozani completed a neurophysiology research fellowship in the laboratory of Dr. Gerald Fischbach at Harvard Medical School. Dr. Gozani has published articles in the areas of basic and clinical neurophysiology, biomedical engineering and computational chemistry.

Family Relationships

      There are no family relationships among the directors and executive officers other than the following: George N. Hatsopoulos is the father of Nicholas G. Hatsopoulos.

The Board of Directors and Committees

     The Board of Directors is responsible for the supervision of the overall affairs of the Company. The Board met four times in fiscal 2007. During 2007, each director attended at least 75% of all Board meetings and meetings of any committee on which he served.

     Audit Committee

     The Board of Directors has established an Audit Committee. The Audit Committee’s responsibilities include:

•	appointing, evaluating, and retaining the independent registered public accounting firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and disclosures;

•	discussing our systems of internal control over financial reporting; and

•	meeting independently with the independent registered public accounting firm and management.

     The Audit Committee currently consists of Theo Melas-Kyriazi and Daniel E. Geffken. Each of Messrs. Melas-Kyriazi and Geffken qualify as a “financial expert” and are “independent,” under the listing standards of the American Stock Exchange. As the Company’s stock is traded on the OTC Bulletin Board, the Company has chosen to use the definition of “independent” under the listing standards of the American Stock Exchange. The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee met four times during fiscal 2007.

     Compensation Committee

     The Board of Directors has a Compensation Committee, which administers the Company’s compensation and benefit plans, in particular, the incentive compensation and equity-based plans, and approves salaries, bonuses, and other compensation arrangements and policies for the Company’s officers, including the chief executive officer. The Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee currently consists of Mark P. Carthy, Theo Melas-Kyriazi and Daniel E. Geffken. The Compensation Committee met two times during fiscal 2007.

     Nominating Committee

     The Board of Directors has a Nominating Committee, which (i) identifies individuals qualified to become Board members and recommends such individuals to the Board for nomination for election to the Board, (ii) makes recommendations to the Board concerning committee appointments, other than to the Nominating Committee, (iii) develops, recommends and annually reviews corporate governance guidelines for the Company and (iv) oversees corporate governance matters and coordinates an annual review of the Board’s performance. The Board of Directors has adopted a written charter for the Nominating Committee. The Nominating Committee currently consists of Mark P. Carthy, Nicholas G. Hatsopoulos, Ph.D. and Daniel E. Geffken. Mr. Geffken is “independent,” under the listing standards of the American Stock Exchange. As the Company’s stock is traded on the OTC Bulletin Board, the Company has chosen to use the definition of “independent” under the listing standards of the American Stock Exchange. The Nominating Committee did not meet during fiscal 2007.

Selection and Evaluation of Director Candidates

      The Nominating Committee is responsible for identifying candidates for membership on the Board and makes determinations as to whether to recommend a candidate’s nomination to the Board based on his or her character, judgment, and business experience, as well as his or her ability to add to the Board’s existing strengths. This assessment typically includes issues of expertise in industries important to Cyberkinetics, functional expertise in areas such as marketing, human resources, operations, finance, and information technology and an assessment of an individual’s abilities to work constructively with the existing Board and management, all in the context of an assessment of the perceived needs of the Board at that point in time. The Board does not have any written specific minimum qualifications or skills that a candidate must meet in order to serve on the Board. The Board identifies nominees by first evaluating the current members of the Board of Directors qualified and willing to continue in service. Current members of the Board with skills and experience that are relevant to Cyberkinetics’ business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not to wish to continue in service or if the majority of the Board decided not to re-nominate a member for re-election, the Board would identify the desired skills and experience of a new nominee in light of the following criteria. When identifying and evaluating new directors, the Board considers the diversity and mix of the existing board of directors, including, but not limited to, such factors as:employment experience, public interest considerations and the implementation of the Cyberkinetics’ strategic plan. Among other things, when examining a specific candidate’s qualifications, the Board considers: the ability to represent the best interest of Cyberkinetics and its shareholders, existing relationships with Cyberkinetics, interest in the affairs of Cyberkinetics and its purpose, the ability to fulfill director responsibilities, leadership skill, integrity, business judgment, ability to develop business for Cyberkinetics and the ability to work as a member of a team.

Communications with the Board and Annual Meeting Attendance

      Individuals who wish to communicate with Cyberkinetics’ Board of Directors may do so by sending correspondence to the Company’s Board of Directors at 100 Foxborough Blvd. Suite 240, Foxborough, MA 02035. Any communications intended for non-employee directors should be sent to the above address to the attention of the non-employee directors in care of Investor Relations. Cyberkinetics does not have a policy regarding Board member attendance at Annual Meetings of Stockholders, although it encourages its Board members to attend its Annual Meeting of Stockholders. All of our Board members, except Mr. Geffken, attended the Annual Meeting of Stockholders in 2007.

Code of Ethics

      Cyberkinetics has adopted a Code of Ethics that is applicable to Cyberkinetics’ principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. The Code of Ethics was filed as part of a Current Report on Form 8-K, filed December 12, 2006, and is available on the Securities and Exchange Commission’s website at www.sec.gov. Amendments to and waivers from the Code of Ethics will also be disclosed in future filings with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Compliance

Under the federal securities laws of the United States, the Directors, executive officers (and certain other officers) and ten-percent beneficial owners of the Company’s Common Stock must file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. Specific filing dates have been established. For fiscal 2007, the Company has been advised by the reporting persons that all required reports of beneficial ownership of the Company’s Common Stock were timely filed with the SEC, except for a Form 4 not timely filed for current executive officers Timothy R. Surgenor, John P. Donoghue, Ph.D and J. Christopher Flaherty and former executive officers Mark A. Carney and Kurt H. Kruger. In addition, a non-employee director, Shai N. Gozani, M.D., Ph.D. filed one late Form 3.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation earned by our Chief Executive Officer, Chief Financial Officer and the two most highly compensated executive officers who served during the year ended December 31, 2007, and whose total compensation during the year ended December 31, 2007 exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Position	Year	($)	($) (1)	($) (2)	($) (2)	($)	($)
Timothy R. Surgenor	2007	277,946	—	28,469	147,295	7,020	460,730
President, Chief Executive	2006	259,044	75,000	—	129,169	6,174	469,387
Officer and Director

Mark A. Carney	2007	219,588	—	12,941	33,967	5,326	271,822
Executive Vice President, Director (3)	2006	186,926	62,344	—	23,978	—	273,248

Kurt H. Kruger	2007	224,021	—	56,759	149,974	7,102	437,856
Chief Financial Officer (4)	2006	63,535	18,750	13,167	43,714	—	139,166

J. Christopher Flaherty	2007	224,455	—	12,941	30,970	7,499	275,865
Executive Vice President,	2006	216,816	41,250	—	23,083	1,891	283,040
Technology and Intellectual
Property

(1)
Includes bonus amounts accrued in year of service whether paid during year of service or thereafter. See below for further information concerning the 2006 bonus, which included cash and shares of stock.

(2)
The dollar amount represents the total compensation expense for stock option and restricted stock awards recognized in our financial statements in accordance with SFAS 123R. For information regarding our valuation of option awards see Note 12 to our consolidated financial statements included elsewhere in this Annual Report.

(3)	Mark A. Carney resigned as an employee of the Company effective March 17, 2008 and entered into a consulting arrangement more fully described herein.

(4)	Kurt H. Kruger resigned as an employee of the Company effective March 17, 2008 and entered into a consulting arrangement more fully described herein.

2006 Bonus Awards

The following Named Executive Officers earned the bonuses indicated below for the year ended December 31, 2006:

	Cash Bonus	Dollar Value of Stock Bonus*	Shares Issued*
Timothy R. Surgenor	$63,700	$11,300	10,000
Mark A. Carney	$62,344	—	—
Kurt H. Kruger	$9,374	$9,376	8,297
J. Christopher Flaherty	$30,938	$10,312	9,126

*	Number of shares issued is based upon a per share price of $1.13 on the date of grant.

 The Compensation Committee awarded the 2006 cash bonuses to Mr. Surgenor pursuant to, and consistent with, his existing employment agreement, dated November 3, 2004. Mr. Surgenor's employment agreement reflects a target cash bonus of $100,000 and provides the Compensation Committee with the discretion to award up to the full target amount based on objective and mutually agreed upon criteria. For 2006, the criteria included, among other things, progress on acquiring, obtaining a humanitarian designation, and planning a humanitarian device exemption filing for the Andara OFS therapy, progress on demonstrating proof of concept for the BrainGate Neural Interface System, and the initiation of a pilot program in Epilepsy seizure detection using the NeuroPort System.

The Compensation Committee awarded the 2006 cash and stock bonuses to Mr. Carney pursuant to, and consistent with, his existing employment agreement, dated February 14, 2006. Mr. Carney's employment agreement reflects a target cash bonus of $100,000 (pro rated to $87,500 for 2006) and provides the Compensation Committee with the discretion to award up to the full target amount based on objective and mutually agreed upon criteria. For 2006, the criteria included, among other things, progress on integrating intellectual property acquired with Andara Life Science, Inc., obtaining a humanitarian designation, and planning a humanitarian device exemption filing for the Andara(TM) OFS(TM) Therapy, and progress in obtaining business development objectives.

The Compensation Committee awarded the 2006 cash and stock bonuses to Mr. Kruger pursuant to, and consistent with, his existing employment agreement, dated September 18, 2006. Mr. Kruger's employment agreement reflects a target cash bonus of $75,000 (pro rated to $25,000 for 2006) and provides the Compensation Committee with the discretion to award up to the full target amount based on objective and mutually agreed upon criteria. For 2006, the criteria included, among other things, progress on obtaining equity financing and the subsequent registration of shares from that financing.

The Compensation Committee awarded the stock bonuses pursuant to Cyberkinetic's Fourth Amended and Restated 2002 Equity Incentive Plan, as last amended by its stockholders on June 7, 2006. The shares issued pursuant to such stock bonus awards are not subject to a share repurchase option in favor of Cyberkinetics and are fully vested.

Employment Agreements

     On November 3, 2004, our Board of Directors approved an Employment Agreement (the “Agreement”) with Timothy R. Surgenor, our President and Chief Executive Officer. During the term of Agreement, Mr. Surgenor will earn a base salary of no less than $244,400 per annum (or such higher amount as the Compensation Committee may establish), to be reviewed annually. He is also eligible to receive an annual cash bonus of up to $100,000, based on objectives mutually agreed upon by the Board of Directors, the Compensation Committee and Mr. Surgenor. The Agreement shall terminate upon the death or disability of Mr. Surgenor; provided, however, that we may terminate Mr. Surgenor’s employment immediately “for cause” with no further obligations. If we terminate Mr. Surgenor’s employment “without cause,” he will be entitled to 18 months of severance pay at rate of one hundred percent of his monthly salary and a bonus equal to the average of the annual cash bonus earned in each of the two fiscal years prior to his termination.

          In connection with our efforts to significantly reduce our operating expenses while we await the FDA’s response to our latest amendment to our Humanitarian Device Exemption (HDE) application which was submitted on March 14, 2008, we negotiated the termination of our employment agreements with Mark A. Carney, Executive Vice President, and Kurt H. Kruger, Chief Financial Officer.

Under the terms of our agreement with Mr. Carney made and effective as of March 17, 2008, Mr. Carney has released us from our obligation to pay severance and benefits under his Employment Agreement dated February 14, 2006 in exchange for the following:

(i) We shall issue to Mr. Carney 650,000 shares of our common stock, $0.001 par value per share (“Common Stock”), which shares of Common Stock which shall not be registered under the Securities Act of 1933;

(ii) All outstanding unvested options to purchase shares of our Common Stock held by Mr. Carney shall immediately vest and such options shall be exercisable for a period of ninety (90) days following the termination of the Services Term (as defined below);

(iii) The restrictions on all outstanding shares of restricted Common Stock issued to Mr. Carney on November 9, 2007 shall continue to lapse in accordance with their stated terms during the Services Term;

(iv) During the Services Term, Mr. Carney shall continue to serve as a member of the board of directors of the Company and the Company’s steering committee representative to PNIR, LLC, subject to the Company’s, the board of director’s and the shareholders’ previously existing right and ability to remove Mr. Carney from such positions.

As part of our agreement, Mr. Carney will serve as a consultant to us. Mr. Carney’s engagement, subject to earlier termination as provided in the agreement, shall be for a term of six (6) months commencing on March 17, 2008 (the “Services Term”). The Services Term may be amended by written agreement between us and Mr. Carney.

During the Services Term, Mr. Carney shall devote no less than four, eight-hour days per month of his business time and his best efforts, business judgment, skill and knowledge to the advancement of the business and interests of the Company and to the discharge of his duties and responsibilities necessary to carry out the function of this engagement.

As compensation for all services performed by Mr. Carney under the consulting agreement and during the Services Term, subject to performance by Mr. Carney’s of his duties and obligations, we shall pay Mr. Carney Seven Hundred Fifty Dollars ($750.00) per day, payable in accordance with the payroll practices of the Company, provided, however, that such amount shall increase to One Thousand Five Hundred Dollars ($1,500.00) per day if, during the Services Term, we receive a Humanitarian Device Exemption approval from the U.S. FDA for our AndaraTM OFS device and successfully complete a financing that provides adequate financial reserves to operate the Company for a period of no less than twelve (12) months without the need for a subsequent financing.

 Under the terms of our March 17, 2008 agreement with Mr. Kruger, Mr. Kruger has released us from our obligation to pay severance and benefits under his Employment Agreement dated September 16, 2006 in exchange for the following:

(i) We shall issue to Mr. Kruger 325,000 shares of the our common stock, $0.001 par value per share (“Common Stock”), which shares shall not be registered under the Securities Act of 1933, as amended.

(ii) We shall issue to Mr. Kruger 325,000 restricted shares of Common Stock, which restricted shares shall not be registered under the Securities Act of 1933, as amended, and which restricted shares shall vest and the restrictions thereon shall lapse upon the earlier to occur of (a) any sale, merger or other transaction resulting in a change in control of the Company; or (b) the date on which the U.S. Food and Drug Administration (FDA) approves, conditionally approves or makes known its intent to approve or conditionally approve the Company’s application for humanitarian device exemption (HDE) for its Andara OFS Therapy for spinal cord injury, as long as Mr. Kruger continues to be engaged by the Company as a consultant on such vesting date under the terms and conditions of this Agreement (or another agreement mutually agreed upon);

(iii) All outstanding unvested options to purchase shares held by Mr. Kruger shall immediately vest and such options shall be exerciseable for a period of ninety (90) days following the termination of the Services Term (as defined below);

(iv) The restrictions on all outstanding shares of restricted Common Stock issued to Mr. Kruger on September 18, 2006 shall immediately lapse.

As part of our agreement, Mr. Kruger will serve as a consultant to us beginning March 17, 2008. Mr. Kruger’s engagement, subject to earlier termination as provided in the consulting agreement, shall be for a term of seven (7) months (the “Services Term”). In the event that Mr. Kruger and we wish to extend the Services Term, an amendment to the agreement shall be executed in accordance with the terms of the agreement.

During the Services Term, Mr. Kruger shall devote no less than sixty-four hours per month during the first month, no less than thirty-two hours per month during the second month, and thereafter on an as-needed basis, of his business time and his best efforts, business judgment, skill and knowledge to the advancement of our business and interests and to the discharge of his duties and responsibilities necessary to carry out the function of this engagement.

As compensation for all services performed by Mr. Kruger under the consulting agreement during the Services Term, subject to performance by Mr. Kruger of his duties and obligations, we shall pay Mr. Kruger Ninety-Five Dollars ($95.00) per hour, payable in accordance with the payroll practices of the Company.

Employee Retention Plan

In March 2008, the Compensation Committee of our Board of Directors approved an Employee Retention Plan to be used to reward certain employees for remaining with us and achieving certain goals and objectives as we attempt to work through our current financial difficulties. Pursuant to the Employee Retention Plan, a total of 1,825,000 shares of our Common Stock will be issued to five employees. Of the 1,825,000 shares, 822,678 shares will be issued in exchange for all of the outstanding options held by those employees. All 1,825,000 shares shall be restricted and subject to vesting upon approval by the FDA of our Andara OFS HDE application or upon the sale of the Company, provided in each case, that the individual is then still employed by us. Such shares issued to an individual shall also vest if that individual’s employment is terminated by us without cause. Of the 1,825,000 shares, Mr. Surgenor will receive 900,000 shares and Mr. Flaherty will receive 250,000 shares.

The Employee Retention Plan also provides for a cash bonus pool of up to $395,000 to be paid to certain employees upon the sale of the Company provided such employees are then still employed by us. Mr. Surgenor shall not participate in the cash bonus pool, but Mr. Flaherty will be eligible to receive $100,000 upon a sale of the Company.

Additionally, the Employee Retention Plan provides for the issuance to certain employees of up to 4,000,000 restricted shares of our Common Stock. A total of 1,333,333 shares will vest upon the recognition by us of $1 million of cumulative Andara OFS product revenue, and an additional 2,666,667 shares will vest upon the recognition by us of $2.5 million of cumulative Andara OFS product revenue, provided that an individual's restricted shares will vest only if the individual is then still employed by us. In the event that the Company is sold prior to the shares vesting based on revenue recognition, up to 4,000,000 shares may vest, but only to the extent that the sum of the cash bonus pool to be paid out upon the sale (a maximum of $395,000) plus the value of the shares to be vested does not exceed ten percent (10%) of the proceeds from the sale.

Outstanding Equity Awards at December 31, 2007

     The following table sets forth information regarding equity awards granted to the Named Executive Officers that were outstanding as of December 31, 2007.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Share)(1)	Option Expiration Date(2)	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(3)
Timothy R. Surgenor	900,000	—	(4)	0.01	1/23/2013	—		—
	68,750	31,250	(5)	2.10	3/14/2015	—		—
	109,375	140,625	(5)	1.40	3/7/2016	—		—
	28,125	121,875	(5)	1.18	2/26/2017	110,000	(6)	19,800
Mark A. Carney (7)	43,750	56,250	(4)	1.43	2/13/2016	—		—
	5,625	24,375	(5)	1.18	2/26/2017	50,000	(6)	9,000
Kurt H. Kruger (8)	62,500	237,500	(9)	1.58	9/17/2016	75,000	(10)	13,500
	1,875	8,125	(5)	1.18	2/26/2017	66,667	(6)	12,000
J. Christopher Flaherty	10,000	—	(11)	0.10	3/27/2013	—		—
	180,000	—	(4)	0.10	9/11/2013	—		—
	19,250	8,750	(5)	2.10	3/14/2015	—		—
	13,125	16,875	(5)	1.40	3/7/2016	—		—
	6,563	28,437	(5)	1.18	2/26/2017	50,000	(6)	9,000

(1)	The exercise price per share of options granted represents the fair market value of the underlying shares of common stock on the date the options were granted.

(2)	Such stock options expire ten years from the date of grant.

(3)
The market value of the stock is determined by multiplying the number of shares by the closing sales price of our common stock on December 31, 2007, or $0.18, as reported on the Over-The-Counter Bulletin Board.

(4)	Options vest over four years at a rate of 25% on the first anniversary of the date of grant and 6.25% per quarter thereafter.

(5)	Options vest over four years at a rate of 6.25% per quarter.

(6)
Restricted stock vests on the second anniversary of the date of grant, subject to acceleration of vesting upon the Company’s achievement of certain performance milestones. This award was granted on November 9, 2007.

(7)
Mark A. Carney resigned from the Company effective March 17, 2008. Under the terms of his Severance and Consulting Agreement, Mr. Carney’s outstanding option awards became fully vested upon the effective date of the agreement. With respect to his restricted stock award, the restrictions shall continue to lapse in accordance with their stated terms during the services term of Mr. Carney’s consulting agreement.

(8)
Kurt H. Kruger resigned from the Company effective March 17, 2008. Under the terms of the Severance and Consulting Agreement, Mr. Kruger’s outstanding option awards became fully vested upon the effective date of the agreement. With respect to his restricted stock awards, the restrictions on 75,000 shares immediately lapsed and 66,667 shares were forfeited upon the execution of Mr. Kruger’s Severance and Consulting Agreement.

(9)
Of the 300,000 options, 200,000 vest over four years at a rate of 25% on the first anniversary of the date of grant and 6.25% per quarter thereafter and the remaining options vest on the ninth anniversary of the date of grant, subject to acceleration of vesting upon the Company’s achievement of certain performance milestones.

(10)	This restricted stock award vests over four years at a rate of 25% per year beginning on the first anniversary of the date of grant. This award was granted on September 18, 2006.

(11)
J. Christopher Flaherty was hired on September 2, 2003. He was a consultant to Cyberkinetics from February 19, 2003 to September 1, 2003. These options were granted to Mr. Flaherty in connection with consulting services rendered to Cyberkinetics. These options vest on the first anniversary of the date of grant.

Option Plans

2002 Equity Incentive Plan

On August 12, 2002, the Company's Board of Directors and stockholders adopted the 2002 Equity Incentive Plan (the 2002 Equity Plan). The 2002 Equity Plan provides for the granting of shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for officers, directors, employees, consultants and advisers. On June 7, 2006, Cyberkinetics' Board of Directors and its stockholders amended the 2002 Equity Plan to increase the total number of shares available from 3,500,000 to 4,400,000 and on June 13, 2007, Cyberkinetics' Board of Directors and its stockholders amended the 2002 Equity Plan to increase the total number of shares available from 4,400,000 to 5,400,000. At December 31, 2007, a total of 3,512,016 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Equity Plan.

Pursuant to the 2002 Equity Plan, the Board of Directors (or committees designated by the Board) may grant incentive and nonqualified stock options, restricted stock and other stock awards to the Company's officers, directors, employees, consultants and advisers. The options can be exercisable at various dates, as determined by the Company's Board of Directors, and will expire no more than ten years from the date of grant. Options granted under the 2002 Equity Plan are restricted as to transfer. All options granted on or after October 15, 2004, the date the Company's common stock began trading publicly, are valued using the closing sales price for the Company's common stock as of the date of the grant. For holders of more than 10% of the Company's voting stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company's common stock at the date of grant, with an expiration date not to exceed five years. Options granted to new employees generally vest at a rate of 25% on the first anniversary of the grant and thereafter at the rate of 6.25% of the initial grant at the end of each successive three-month period. Annual option grants to existing employees generally vest at a rate of 6.25% of the initial grant at the end of each successive three-month period beginning from the date of grant.

2002 Founders' Option Plan

On August 12, 2002, the Company's Board of Directors and stockholders adopted the 2002 Founders' Option Plan (the 2002 Founders' Plan). The 2002 Founders' Plan provides for the granting of shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for certain key employees and stockholders. Options granted under the 2002 Founders' Plan will expire no more than ten years from the date of grant and generally vest monthly over a four-year period beginning from the date of grant. The total number of shares available under the 2002 Founders' Plan is 1,230,915. At December 31, 2007, a total of 938,395 shares of common stock have been reserved for the exercise of stock options outstanding under the 2002 Founders' Plan.

Defined Contribution Plan

The Company sponsors a defined contribution 401(k) benefit plan for all employees over the age of 21. Employees may elect to defer up to 75% of their annual compensation, up to the statutory limits. The Company matches the contributions of employees at 50% of the first 4% of their contributions.

     Director Compensation

Directors who are not our employees and are not affiliated with an entity owning greater than 2% of our outstanding common stock, and who do not beneficially own greater than 2% of our outstanding common stock will receive the following compensation:

•	An annual retainer of $20,000, plus an additional retainer of $5,000 and $3,000, respectively, if serving as Chairman of the Board or Chairman of the Audit Committee.

•
New directors are granted an initial stock option to purchase up to 20,000 shares of common stock at an exercise price equal to the fair market value of a share of common stock on the date of grant, and such option vests over four years.

•
Existing directors are granted an annual stock option to purchase up to 5,000 shares of common stock at an exercise price equal to the fair market value of a share of common stock on the date of grant, and such options vest over four years.

All directors are reimbursed reasonable out-of-pocket expenses incurred to attend meetings of the Board of Directors or any committee of the Board of Directors.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Daniel E. Geffken (2)	2007	20,000	20,294	40,294
	2006	20,000	19,193	39,193

Theo Melas-Kyriazi (3)	2007	23,000	19,189	42,189
	2006	23,000	18,089	41,089

(1)
The dollar amount represents the total compensation expense for stock option awards recognized in our financial statements in accordance with SFAS 123R. For information regarding our valuation of option awards see Note 12 to our consolidated financial statements included elsewhere in this Annual Report.

(2)	Daniel E. Geffken has been a director of our Company since November 2005. Mr. Geffken has outstanding options to purchase an aggregate of 35,000 shares of common stock as of December 31, 2007.

(3)	Theo Melas-Kyriazi has been a director of our Company since November 2004. Mr. Melas-Kyriazi has outstanding options to purchase an aggregate of 35,000 shares of common stock as of December 31, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 25, 2008, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of Cyberkinetics’ directors, director-nominees, the Named Executive Officers, beneficial owners of more than 5% of the outstanding shares of common stock and by the directors and executive officers of Cyberkinetics as a group. Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and does not necessarily indicate ownership for any other purpose, and generally includes voting or investment power with respect to the shares and shares which such person has the right to acquire within 60 days of March 25, 2008. Except as subject to community property laws, where applicable, and except as indicated below, the person named below has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by him/her. Unless otherwise indicated, the persons listed below can be contacted at 100 Foxborough Blvd., Suite 240, Foxborough, MA 02035.

		Amount and
		Nature of
Title of		Beneficial	Percent of
Class	Name and Address of Beneficial Owner	Owner	Class**
Common	Timothy R. Surgenor(1)	1,526,811	3.31%
Stock	President, Chief Executive Officer and Director

Common	John P. Donoghue, Ph.D.(2)	882,832	1.94%
Stock	Founder, Chief Scientific Officer and Director

Common	J. Christopher Flaherty(3)	323,320	*
Stock	Executive Vice President, Technology and Intellectual Property

Common	Mark A. Carney(4)	1,876,640	4.17%
Stock	Director

Common	Nicholas G. Hatsopoulos, Ph.D.(5)	503,563	1.12%
Stock	Founder and Director

Common	Mark P. Carthy(6)	12,312,496	26.40%
Stock	Director

Common	George N. Hatsopoulos, Ph.D.(7)	1,324,072	2.95%
Stock	Director

Common	Shai Gozani, M.D., Ph.D.(8)	8,152,174	17.13%
Stock	Director

Common	Theo Melas-Kyriazi(9)	25,000	*
Stock	Director

Common	Daniel E. Geffken(9)	23,750	*
Stock	Director

Common	All directors and executive officers as a group
Stock	(10 persons)(10)	26,950,658	52.09%

	Five Percent Stockholders:

Common	Oxford Bioscience Partners and affiliated entities(7)	12,312,496	26.40%
Stock

Common	NeuroMetrix, Inc.(8)	8,152,174	17.13%
Stock

Common	Medica Venture Partners and affiliated entities(11)	6,250,002	13.31%
Stock

*	Indicates less than 1.0%

**	Based on 44,871,691 shares outstanding as of March 25, 2008.

(1)
Includes options to purchase 1,137,500 shares of common stock exercisable within 60 days of March 25, 2008. Also includes 140,000 shares of common stock, 186,111 stock awards and 63,200 warrants to purchase common stock held by the Daniel S. Gregory 1987 Trust for the benefit of Charlotte Gregory Surgenor. Mr. Surgenor’s children are the primary beneficiaries of the trust and Mr. Surgenor and his wife retain a pecuniary interest in the shares and warrants.

(2)	Includes options to purchase 535,217 shares of common stock exercisable within 60 days of March 25, 2008.

(3)	Includes options to purchase 234,750 shares of common stock exercisable within 60 days of March 25, 2008.

(4)	Includes options to purchase 130,000 shares of common stock exercisable within 60 days of March 25, 2008.

(5)	Includes options to purchase 200,848 shares of common stock exercisable within 60 days of March 25, 2008. Such person may be contacted at 1027 East 57th St., Chicago, IL 60637.

(6)
Jonathan J. Fleming, Jeffrey T. Barnes, Mark P. Carthy, Alan G. Walton and Michael E. Lytton exercise voting and investment control with respect to shares held by Oxford Bioscience Partners. These persons are the General Partners of OBP Management IV L.P., which is the General Partner of the funds referenced herein. The holdings of Oxford Bioscience Partners include 10,436,017 shares and warrants to purchase 1,754,172 shares held by Oxford Bioscience Partners IV, L.P. and 104,707 shares and warrants to purchase 17,600 shares held by MRNA Fund II, L.P. Mr. Carthy, a Director of Cyberkinetics since 2002, disclaims beneficial ownership of the shares held by funds affiliated with Oxford Bioscience Partners, except to the extent of his proportionate pecuniary interest therein. The listed beneficial owners may be contacted at 222 Berkeley St., Suite 1650, Boston, MA 02116.

(7)
Daphne Hatsopoulos exercises voting and investment control with respect to shares held. The holdings include 1,296,138 shares and warrants to purchase 27,934 shares held by GDH Partners L.P. Dr. Hatsopoulos, a Director of Cyberkinetics since 2002, is a limited partner of GDH Partners L.P. and a minority owner GDH Management, LLC, which is a general partner of GDH Partners L.P. Dr. Hatsopoulos disclaims beneficial ownership of the shares held by GDH Partners L.P., except to the extent of his proportionate pecuniary interest therein. The listed beneficial owners may be contacted at 233 Tower Road, Lincoln, MA 01773.

(8)	Consists of 5,434,783 shares and warrants to purchase 2,717,391 shares held by NeuroMetrix, Inc. Dr. Gozani disclaims beneficial ownership of the shares held by NeuroMetrix, Inc.

(9)	Consists of options to purchase 25,000 shares of common stock exercisable within 60 days of March 25, 2008.

(10)	Includes options to purchase 2,287,065 shares of common stock exercisable within 60 days of March 25, 2008 and warrants to purchase 4,580,297 shares.

(11)
Ehud Geller exercises voting and investment control with respect to securities held. The holdings of Medica Ventures Partners include 1,406,105 shares and 703,053 warrants to purchase shares held by Medica III Investments (International) L.P., 509,004 shares and 254,502 warrants to purchase shares held by Medica III Investments (Israel) L.P., 557,565 shares and warrants to purchase 278,783 shares held by Medica III Investments (S.F.) L.P., 300,081 shares and warrants to purchase 150,041 shares held by Medica III Investments (P.F.) L.P., 724,834 shares and warrants to purchase 362,417 shares held by Medica III Investments (Israel) (B) L.P. and 669,078 shares and warrants to purchase 334,539 shares held by Poalim Medica III Investments L.P. Dr. Geller may be contacted at Ackerstein Towers, 11 Hamanofim St., Bldg. B, 10 th fl., Herzlia, Israel 46120.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities of our Company are authorized for issuance. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,450,411	(1)	$0.74	884,294
Equity compensation plans not approved by security holders	—		—	—
Total	4,450,411		$0.74	884,294

(1)	Includes 3,512,016 stock options under the 2002 Equity Incentive Plan and 938,395 stock options under the 2002 Founders' Option Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

Andara Life Science, Inc.

      Andara Life Science, Inc. is a wholly-owned subsidiary of the Company. The Company and Andara Life Science, Inc., have interlocking officers and certain executive positions.

Joint Venture and Strategic Investment

On November 13, 2007, the Company entered into a Joint Venture and Strategic Investment Agreement (the “Agreement”) with NeuroMetrix, Inc., a Delaware corporation located in Waltham, MA (“NURO”). Pursuant to the Agreement, the Company issued and sold to NURO in a private placement (i) 5,434,783 shares of its common stock, $0.001 par value per share (“Common Stock”), at price of $0.46 per share and (ii) a five-year, immediately exercisable warrant (the “Warrant”) to purchase an aggregate of 2,717,391 shares (the “Warrant Shares”) of Common Stock at an exercise price of $0.46 per share. The Company received aggregate cash proceeds of $2,500,000 from NURO in exchange for the Shares and the Warrant. In connection with the sale of the Shares and the Warrant, the Company entered into a Registration Rights Agreement with NURO pursuant to which the Company has agreed to use its best efforts to register the Shares and the Warrant Shares for resale with the U.S. Securities and Exchange Commission on the occurrence of certain events after December 31, 2008. The Agreement provides for a one-year contractual restriction on the sale of the Shares and the Warrant Shares.

Pursuant to the Agreement, the Warrant must be exercised in full if the Company receives HDE approval for the OFS™ Device during the period the Warrant is exercisable. If the HDE approval is received prior to December 31, 2008, the exercise price must be paid in cash. The exercise price may be paid pursuant to a cashless exercise provision after December 31, 2008, whether such exercise is voluntary or mandatory. If the Warrant is exercised in full for cash at the $0.46 per share exercise price, the Company would receive aggregate proceeds of approximately $1.25 million. The exercise price and the number of shares of Common Stock issuable pursuant to the Warrant are subject to customary adjustments.

Shai N. Gozani, M.D., Ph.D. , a member of our Board of Directors since November 2007, founded NeuroMetrix, Inc. in 1996 and currently serves as its Chairman of the Board of Directors and as its President and Chief Executive Officer.

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

3.1	Certificate of Incorporation (incorporated by reference to Current Report on Form 8-K filed October 8, 2004).

3.2	Bylaws (incorporated by reference to Current Report on Form 8-K filed October 8, 2004)

4.1	Form of Warrant, issued November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).

4.2	Common Stock Registration Rights Agreement, dated November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).

4.3	Warrant Shares Registration Rights Agreement, dated November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).

4.4	Warrant issued to University of Utah Research Foundation, dated August 13, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

4.5	Warrant issued to Brown University Research Foundation, dated August 13, 2002 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

4.6	Warrant issued to General Electric Capital Corporation, dated December 8, 2003 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004)

4.7	Registration Rights Agreement, dated October 7, 2004 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 15, 2004).

4.8	Warrant issued to Silicon Valley Bank, dated March 31, 2005 (incorporated by reference to Current Report on Form 8-K filed April 4, 2005)

4.9	Form of Warrant, issued September 26, 2005 (incorporated by reference to Current Report on Form 8-K filed September 28, 2005).

4.10	Registration Rights Agreement, dated September 26, 2005 (incorporated by reference to Current Report on Form 8-K filed September 28, 2005).

4.11	Warrant issued to General Electric Capital Corporation, dated January 10, 2006 (incorporated by reference to Current Report on Form 8-K filed January 13, 2006)

4.12	Form of Warrant, issued October 18, 2006 (incorporated by reference to Current Report on Form 8-K filed October 19, 2006).

4.13	Form of Warrant, issued October 18, 2006 (incorporated by reference to Current Report on Form 8-K filed October 19, 2006).

4.14	Registration Rights Agreement, dated October 18, 2006 (incorporated by reference to Current Report on Form 8-K filed October 19, 2006).

4.15	Warrant issued to NeuroMetrix, Inc.,dated November 13, 2007 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 14, 2007).

4.16	Registration Rights Agreement, dated November 13, 2007 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 14, 2007).

10.1	Employment Agreement with Timothy R. Surgenor, dated November 3, 2004 (incorporated by reference to Current Report on Form 8-K filed November 8, 2004).

10.2	Securities Purchase Agreement, dated November 4, 2004 (incorporated by reference to Current Report on Form 8-K filed November 5, 2004).

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

10.26	Employment Agreement between Cyberkinetics, Inc. and Kurt H. Kruger dated September 18, 2006 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 14, 2006).

10.27	Securities Purchase Agreement dated October 18, 2006 (incorporated by reference to Current Report on Form 8-K filed October 19, 2006).

10.28	Joint Venture and Strategic Investment Agreement with NeuroMetrix, Inc., dated November 13, 2007 (incorporated by reference to Quarterly Report on Form 10-QSB filed November 14, 2007).

10.29**	Collaboration Agreement by and Among Cyberkinetics Neurotechnology Systems Inc., NeuroMetrix Inc. and PNIR, LLC, dated February 18, 2008, filed herewith.

10.30**	Limited Liability Company Agreement by and Among Cyberkinetics Neurotechnology Systems Inc., NeuroMetrix, Inc. and PNIR, LLC, dated February 18, 2008, filed herewith.

10.31	Severance and Consulting Agreement between Cyberkinetics Neurotechnology Systems, Inc. and Mark A. Carney dated March 17, 2008, filed herewith.

10.32	Severance and Consulting Agreement between Cyberkinetics Neurotechnology Systems, Inc. and Kurt H. Kruger dated March 17, 2008, filed herewith.

14.1	Code of Business Conduct and Ethics adopted as of December 6, 2006. (incorporated by reference to Current Report on Form 8-K filed December 12, 2006)

16.1	Letter from Morgan & Company regarding change in independent accountants dated October 7, 2005 (incorporated by reference to Current Report on Form 8-K filed October 8, 2005).

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Vitale, Caturano & Company, Independent Registered Public Accounting Firm, filed herewith.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herewith.

*	Confidential treatment was approved by the staff of the Securities and Exchange Commission for certain portions of these agreements.

**	Confidential treatment was requested for certain portions of these agreements.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

 AUDIT FEES

      Aggregate fees billed by Cyberkinetics’ independent registered public accounting firm for the years ended 2007 and 2006 are as follows:

	2007	2006
Audit fees	$138,753	$88,550
Audit related fees	$—	$31,860
Tax fees	$22,500	$7,000
All Other Fees	$—	$—

Audit Fees

      Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-QSB, and other audit services including the provision of consent and review of documents filed with the SEC.

Audit Related Fees

      In 2006, the audit related fees primarily include fees for the audit of our wholly-owned subsidiary, Andara Life Science, Inc., acquired in February 2006.

Tax Fees

      Tax fees consist of fees for tax compliance, tax advice, and tax planning services. Tax advice and tax planning services relate to assistance with tax audits and appeals and employee benefit plans.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERKINETICS NEUROTECHNOLOGYSYSTEMS, INC.

By:	/s/ Timothy R. Surgenor
Timothy R. Surgenor
President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2008

By:	/s/ David A. Keene
David A. Keene
Vice President, Finance (Principal Financial and Accounting Officer)

Date: March 31, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Timothy R. Surgenor and David Keene, each of them acting individually, as his attorneys-in-fact, with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorneys-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Timothy R. Surgenor	President, Chief Executive Officer, Director	March 31, 2008
Timothy R. Surgenor	(Principal Executive Officer)

/s/ David A. Keene	Vice President, Finance	March 31, 2008
David A. Keene	(Principal Financial and Accounting Officer)

/s/ John P. Donoghue	Chief Scientific Officer, Director	March 31, 2008
John P. Donoghue

/s/ Mark A. Carney	Director	March 31, 2008
Mark A. Carney

/s/ Mark P. Carthy	Director	March 31, 2008
Mark P. Carthy

/s/ George N. Hatsopoulos	Director	March 31, 2008
George N. Hatsopoulos, Ph.D.

/s/ Nicholas G. Hatsopoulos	Director	March 31 , 2008
Nicholas G. Hatsopoulos, Ph.D.

/s/ Theo Melas-Kyriazi	Director	March 31, 2008
Theo Melas-Kyriazi

/s/ Daniel E. Geffken	Director	March 31, 2008
Daniel E. Geffken

/s/ Shai N. Gozani.	Director	March 31 , 2008
Shai N. Gozani, M.D., Ph.D