Form 10-Q
period 2008-03-31
Cyberkinetics Neurotechnology Systems, Inc.
filed 2008-05-15
CIK 1180253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

As of May 12, 2008 the Registrant had 46,182,525 shares of Common Stock outstanding.

FORM 10-Q INDEX

		Page Number
Part I - Financial Information

	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operations	16

Item 4.	Controls and Procedures	24

Part II - Other Information

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	Signatures	25

	EX-31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	EX-31.2 Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EX-32.1 Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Balance Sheets

	As of
	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,563,976	$3,271,583
Accounts receivable	619,838	843,186
Inventory	731,501	797,522
Prepaid expenses and other current assets	192,123	321,318
Total current assets	3,107,438	5,233,609
Property and equipment, net	346,062	407,352
Intangible assets, net	1,471,600	1,537,758
Deposits and other assets	67,985	73,170
Goodwill	94,027	94,027
Total assets	$5,087,112	$7,345,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$602,535	$330,353
Accrued expenses	906,124	1,148,946
Current portion of capital lease obligations	211,679	248,145
Current portion of notes payable	1,453,513	1,864,951
Total current liabilities	3,173,851	3,592,395
Commitments -- Note 6
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,765,025 and 43,561,691 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	44,765	43,562
Additional paid-in capital	48,856,377	48,042,613
Accumulated deficit	(46,987,881)	(44,332,654)
Total stockholders' equity	1,913,261	3,753,521
Total liabilities and stockholders' equity	$5,087,112	$7,345,916

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Product sales	$466,708	$381,078
Grant income	209,557	115,366
Total revenues	676,265	496,444
Operating expenses:
Cost of product sales	216,081	114,362
Research and development	1,324,545	1,587,774
Sales and marketing	393,617	249,010
General and administrative	1,351,808	1,174,562
Total operating expenses	3,286,051	3,125,708
Operating loss	(2,609,786)	(2,629,264)
Other income (expense):
Interest income	24,996	130,129
Interest expense	(70,437)	(118,288)
Other (expense) income, net	(45,441)	11,841
Net loss	$(2,655,227)	$(2,617,423)
Basic and diluted net loss per common share	$(0.06)	$(0.07)
Shares used in computing basic and diluted net loss per common share	42,244,047	36,331,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended,
	March 31, 2008	March 31, 2007
Operating activities
Net loss	$(2,655,227)	$(2,617,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,048	129,216
Stock-based compensation	813,967	372,306
Non-cash interest on line of credit and notes payable	69,144	13,827
Changes in operating assets and liabilities
Accounts receivable	223,348	28,765
Prepaid expenses and other current assets	60,051	39,388
Inventory	66,021	(28,415)
Deposits and other assets	5,185	(3,301)
Accounts payable	272,182	(461,892)
Accrued expenses	(242,822)	328,911
Net cash used in operating activities	(1,258,103)	(2,198,618)
Investment activities
Purchases of property and equipment	(2,600)	(13,320)
Net cash used in investing activities	(2,600)	(13,320)
Financing activities
Payments on note payable	(411,438)	(369,790)
Payments on capital lease line	(36,466)	(90,341)
Net proceeds from issuance of common stock	1,000	12,602
Net cash used in financing activities	(446,904)	(447,529)
Net decrease in cash and cash equivalents	(1,707,607)	(2,659,467)
Cash and cash equivalents at beginning of period	3,271,583	11,835,534
Cash and cash equivalents at end of period	$1,563,976	$9,176,067

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's consolidated financial statements and related footnotes for the fiscal year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and March 31, 2007, and cash flows for the three months ended March 31, 2008 and March 31, 2007. The preparation of the Company's condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

Going Concern

Based upon its current cost structure, the Company believes that its existing cash resources plus the proceeds from the sale of its research business which is scheduled to close on or about May 16, 2008 (see Note 13) will be sufficient to meet its projected operating requirements only into September 2008. The Company’s cash and cash equivalents will not be sufficient to meet its obligations thereafter, including but not limited to, its obligations to repay a projected $597,000 of outstanding indebtedness due to General Electric Capital Corporation (“GECC”) as of September 30, 2008 (see Note 13). As of March 31, 2008, the Company’s outstanding indebtedness to GECC was $1,665,000. In order to continue operations beyond September 2008, the Company is (i) actively seeking to raise additional capital through private equity and/or debt financing (ii) exploring the potential sale of intangible assets related to its neural interface business; (iii) exploring arrangements with strategic partners; and (iv) significantly reducing its administrative, sales, marketing and clinical spending, including headcount reductions. The Company cannot offer any assurances that sufficient funds will be available to the Company, if they are available at all, to enable the Company to continue to operate. Additionally, there can be no assurance that any financing will be obtained on terms satisfactory to the Company. If the Company is unsuccessful in raising additional capital before the end of September 2008, and if it has not received Humanitarian Device Exemption (“HDE”) approval from the FDA to trigger a payment of $1,250,000 in proceeds due to the Company from NeuroMetrix, Inc. under the terms of a warrant agreement between NeuroMetrix, Inc. and the Company (the “NeuroMetrix Warrant”), the Company may be required to cease operations or seek bankruptcy protection.

Without sufficient capital to fund its operations and repay outstanding indebtedness, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result if such circumstances arise.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

2.	Stock-Based Compensation

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

In connection with the Company’s initiatives to significantly reduce its operating expenses, the Company negotiated the termination of its employment agreements with Mark A. Carney, Executive Vice President, and Kurt H. Kruger, Chief Financial Officer.

Under the terms of its agreement with Mr. Kruger made and effective as of March 17, 2008, Mr. Kruger released the Company from its obligation to pay severance and benefits under his Employment Agreement dated September 16, 2006 in exchange for receiving: (i) 325,000 shares of its common stock, $0.001 par value per share (“Common Stock”), which shares shall not be registered under the Securities Act of 1933, as amended, (ii) 325,000 shares of Common Stock, which shares shall not be registered under the Securities Act of 1933, as amended, and are subject to certain restrictions, (iii) accelerated vesting on 75,000 shares of restricted stock issued to Mr. Kruger on September 18, 2006 and (iv) accelerated vesting on all outstanding unvested options held be Mr. Kruger as of the effective date of the severance agreement. As a result of these stock awards and amendments, the Company recognized approximately $403,000 in stock-based compensation expense during the three months ended March 31, 2008. The Company has classified such amounts as General and Administrative expenses in its Statement of Operations for said period.

Under the terms of its agreement with Mr. Carney made and effective as of March 17, 2008, Mr. Carney released the Company from its obligation to pay severance and benefits under his Employment Agreement dated February 14, 2006 in exchange for receiving: (i) 650,000 shares of Common Stock, which shares shall not be registered under the Securities Act of 1933, as amended, and (ii) accelerated vesting on all outstanding unvested options held be Mr. Carney as of the effective date of the severance agreement. As a result of these stock awards and amendments, the Company recognized approximately $255,000 in stock-based compensation expense during the three months ended March 31, 2008. The Company has classified such amounts as Research and Development expenses in its Statement of Operations for said period.

The Company recorded total stock-based compensation of $813,967 and $317,019 for the three months ended March 31, 2008 and 2007, respectively, for stock-based awards granted to employees.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

There were no stock options granted during the three months ended March 31, 2008. The weighted-average fair value of options granted during the three months ended March 31, 2007 was $0.98 per share. Forfeitures were estimated based on historical experience and the Company expects forfeitures to be 5% annually. The following assumptions were made for options granted during the three months ended March 31, 2007:

2007
Expected volatility (1)	105%
Expected dividend yield (2)	0%
Expected lives of options (in years) (3)	6.25
Risk-free interest rate (4)	4.55%

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

(2)	No cash dividends have been declared on the Company's common stock since the Company's inception and the Company does not anticipate paying cash dividends over the expected terms of the options.

(3)	The expected life is generally determined using the short-cut method permitted under SAB No. 107.

(4)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturity dates equivalent to the expected terms of the options.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

As of March 31, 2008, there was $644,682 of total unrecognized compensation cost related to non-vested options granted to employees under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.16 years.

A summary of option activity for all plans for the three months ended March 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.	)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,450,411	$0.74
Granted	-	$-
Exercised	(10,000)	$0.10
Forfeited	(365,810)	$0.85
Outstanding at March 31, 2008	4,074,601	$0.74	7.68		$501,319
Exercisable at March 31, 2008	3,362,678	$0.63	7.59		$501,489

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company's common stock for the options that had exercise prices that were lower than the $0.30 market price of the Company's common stock at March 31, 2008. The total intrinsic values of stock options exercised during the three months ended March 31, 2008 and 2007 were $2,300 and $109,637, respectively, determined on the date of exercise. During the three months ended March 31, 2008 and 2007, the Company received proceeds of $1,000 and $12,602, respectively, from the exercise of stock options.

Stock options issued to consultants have been recorded at fair value using the Black-Scholes option-pricing model. There were no stock options issued to consultants during the three months ended March 31, 2008. During the three months ended March 31, 2007, the Company recorded stock-based compensation expense related to options issued to non-employees of $86,275.

3.	Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. The Company has excluded the impact of all unvested restricted stock, stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are antidilutive for all periods presented. As part of the Andara acquisition which closed during the first quarter of 2006, the Company issued 3,029,801 shares of common stock, of which 993,377 shares of common stock were issued pursuant to a restricted award and are subject to forfeiture. The shares subject to forfeiture have been excluded from the calculation of net loss per share. During 2006, the Company issued 100,000 shares of restricted stock to an employee. These shares became fully vested and unrestricted during the first quarter of 2008. In 2007, the Company issued 560,000 shares of restricted stock to certain employees. Of those shares issued in 2007, 106,666 shares were forfeited during the first quarter of 2008. During the first quarter of 2008, the Company issued 325,000 shares of restricted stock to an employee. Such shares of restricted stock have been excluded from the calculation of net loss per share.

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	As of
	March 31, 2008	March 31, 2007
Options	4,074,601	4,493,000
Warrants	13,254,359	10,585,398
Restricted stock	1,585,044	1,093,377
Total	18,914,004	16,171,775

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

4.	Inventory

Inventory consists of the following:
	March 31, 2008	December 31, 2007
Raw materials	$281,232	$315,414
Work in process	274,770	262,266
Finished goods	175,499	219,842
Total	$731,501	$797,522

5.	Property and Equipment

Property and equipment consist of the following:

	March 31, 2008	December 31, 2007	Useful Life
Computer equipment	$277,846	$277,846	3 years
Software	224,009	224,009	3 years
Furniture and fixtures	84,770	84,770	3 years
Machinery and equipment	803,842	801,242	3 to 5 years
Leasehold improvements	67,911	67,911	Remaining lease term
	1,458,378	1,455,778
Less accumulated depreciation	(1,112,316)	(1,048,426)
Property and equipment, net	$346,062	$407,352

Depreciation expense, which includes amortization of assets under capital leases, was $63,890 and $63,059 for the three months ended March 31, 2008 and March 31, 2007, respectively.

6.	Commitments

Operating Leases

The Company leases office space in Foxborough, Massachusetts and office and laboratory space in Salt Lake City, Utah which is used for manufacturing and research and development. The Foxborough, Massachusetts lease expires on June 30, 2009, and the Company has an option to renew the lease at the end of the initial term for an additional three-year term. The Salt Lake City, Utah lease expires on November 30, 2009 and the Company has an option to renew the lease at the end of the initial lease term for an additional five-year term. Future minimum lease payments required under noncancellable operating leases at March 31, 2008, are as follows:

Period ending December 31:
2008	$228,687
2009	253,363
Total minimum lease commitments	$482,050

In connection with the Company’s sale of its research business scheduled to close on or about May 16, 2008, the Company assigned to the Purchaser all of its rights and obligations in, to and under its Salt Lake City facility lease (see Note 13). Excluding the Salt Lake City facility lease, future minimum lease payments required under noncancellable operating leases at March 31, 2008 amount to $84,187 and $71,863 in 2008 and 2009, respectively.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

Capital Leases

In October 2003, the Company entered into a loan and security agreement (the “Capital Lease Line”) with General Electric Capital Corporation (“GECC” or the “Lender”) that allows the Company to borrow funds to finance the purchase of equipment, hardware, leasehold improvements and software. The Company may borrow up to $1,300,000 under this Capital Lease Line. As of March 31, 2008, the Company had borrowed approximately $1,200,000 under the Capital Lease Line. All borrowings under the Capital Lease Line are collateralized by the assets financed. In connection with the Capital Lease Line, the Company issued to the Lender a warrant to purchase up to 20,000 shares of Series A Preferred Stock in 2003. Such warrant has since been converted to a warrant to purchase 20,000 shares of the Company's common stock. The warrant, valued at $10,506 under the Black-Scholes model as of the date of issuance, is exercisable at the option of the holder at $1.00 per share, and expires ten years from the date of issuance. The Company recorded the fair value of this warrant as a deferred financing cost which is being amortized as interest expense over the term of the Capital Lease Line. The Capital Lease Line will expire upon the termination of the last remaining lease schedule which, as of March 31, 2008, is June 22, 2010.

All financings under the Capital Lease Line have a term of 42 months, a $1.00 buyout option and monthly payments ranging from approximately 2.7% to 2.9% of the total cost of the equipment financed.

 Future minimum cash payments under the Capital Lease Line at March 31, 2008 are as follows:

Period ending December 31:
2008	$128,097
2009	87,701
2010	13,948
229,746
Less amount representing interest	(18,067)
Present value of minimum future payments	211,679
Less current portion of capital leases	(211,679)
Long-term portion of capital leases	$—

The amounts in the table above represent the contractually scheduled minimum cash payments due under the Capital Lease Line at March 31, 2008. In connection with the sale of the Company’s research business scheduled to close on or about May 16, 2008, the Company entered into an agreement with the Lender to pay all amounts due and owing under the Capital Lease Line at the time of the sale as more fully described in Note 13. Accordingly, the Company has classified all amounts due under the Capital Lease Line as current obligations in its balance sheet as of March 31, 2008.

7.	Notes Payable

On December 27, 2005, the Company entered into a Loan and Master Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (the “Lender”). The Loan Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 became available immediately (“Tranche 1”) and the remaining $2,000,000 would have become available upon the achievement of certain milestones. Because the Company did not meet these milestones, the remaining $2,000,000 is no longer available to the Company. As a condition to borrowing any funds under Tranche 1, the Company was required to pay the $3,000,000 outstanding and due under the Company's Line of Credit with a financial institution and fully satisfy and discharge all related liens, claims and encumbrances on our property and intellectual property. On January 5, 2006, the Company paid all amounts due and owing under the Line of Credit. Borrowings are collateralized by the assets of the Company, excluding intellectual property. The Loan Agreement provides for customary conditions to the Company's ability to borrow, as well as customary covenants and default provisions. The Loan Agreement also contains certain acceleration clauses. In connection with the execution of the Loan Agreement, the Company issued to the Lender a ten-year warrant to purchase up to 71,301 shares of common stock at an exercise price of $1.40 per share. The Company recorded the fair value of the warrant of $97,246 as deferred financing cost which amount is being amortized as interest expense over the term of the loan. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

On January 10, 2006, the Company borrowed $4,000,000 under the Loan Agreement (the “Initial Borrowing”). The Initial Borrowing bears interest at a fixed rate of 10.72% annually and interest only was payable for six months following the Initial Borrowing; thereafter the Initial Borrowing is payable in thirty equal monthly payments of principal plus interest of $152,588. If the Company fails to pay any amounts borrowed when due, the Lender may demand that all amounts borrowed pursuant to the Loan Agreement become immediately due and payable. In connection with the Initial Borrowing, the Company issued to the Lender a ten-year warrant to purchase up to 55,944 shares of the Company's common stock at an exercise price of $1.79 per share. The warrant was valued under the Black Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield and a 10-year term. The Company recorded the fair value of the warrant of $77,918 as a deferred financing cost which amount is being amortized as interest expense over the thirty-six month term of the loan.

Future minimum cash payments with respect to the Initial Borrowing are as follows as of March 31, 2008:

Period ending December 31:
2008	$1,302,276
2009	151,237
Total	1,453,513
Less current portion of loan	(1,453,513)
Long-term portion of loan	$—

The amounts in the table above represent the contractually scheduled minimum cash payments due under the Initial Borrowing. Although the Company has made all the required payments due under the Initial Borrowing, the Lender has indicated it may declare that the Company is in default due to a material adverse change in its financial condition, as per the terms of the Loan Agreement. If the Lender declares that the Company is in default, it may declare that all amounts currently outstanding under the Loan Agreement immediately due and payable. Accordingly, the Company has classified all amounts due under the Initial Borrowing as current obligations in its balance sheet as of March 31, 2008.

8.	Preferred Stock

As of March 31, 2008 and December 31, 2007, the Company had 50,000,000 shares of preferred stock authorized and no preferred shares issued and outstanding.

9.	Related Party Transactions

During the three months ended March 31, 2008 and 2007, the Company recognized product sales of $7,500 and $80,000, respectively, to Brown University. In addition, the Company recognized grant revenue of $122,613 from Brown University during the three months ended March 31, 2008. The Company's Chief Scientific Officer, who is also a member of the Company's Board of Directors, is a professor and the Chairman of the Neuroscience Department at Brown University. Amounts due from Brown University at March 31, 2008 and December 31, 2007 were $122,613 and $252,511, respectively.

10.	Licensing Arrangements

In connection with the acquisition of Andara in February 2006, the Company became the licensee of an exclusive, sublicenseable, royalty-bearing license with Purdue Research Foundation (“PRF”) for the development and commercialization of the PRF technology pertaining to the Andara™ OFS™ system and the Andara™ OFS Plus™ system, and a series of neurotrophic and other drugs to be utilized with the Andara™ OFS™ system or on their own. The Company agreed to pay royalties to PRF based upon gross receipts generated from the various licensed products. The OFS Plus™ technology is co-licensed from Indiana University Research and Technology Corporation (“IURT”). The Company has not yet generated any gross receipts related to the PRF technology. The Company agreed to pay a 3% royalty on product sales of the Andara™ OFS™ system and a 6% royalty on product sales of the Andara™ OFS Plus™ system. The Company may reduce, by up to 50%, the royalties due to PRF by the royalties paid to third parties provided the reductions do not exceed 50% during any given annual reporting period. The Company is not required to make any milestone payments related to the Andara™ OFS™ system and Andara™ OFS Plus™ system. For the remaining licensed products, the Company is obligated to make up to four milestone payments to PRF for each product; one at the completion of each clinical trial phase I, II and III, respectively and one at the time of the product launch. The milestone payments range from $30,000 due at completion of clinical trial phase I to $1,500,000 due at the time of product launch. Such payments vary in scale depending on potential market size of the product. The Company is obligated to make annual maintenance payments to PRF of $100,000 beginning in 2009, $250,000 in 2010 through 2012 and $500,000 in 2013 and beyond. These maintenance payments may be credited against any royalties or other payments due to PRF during the same annual period. This license agreement will terminate upon the later of (i) the expiration of the last valid claim upon the patents, and (ii) the tenth-year anniversary of the first commercial shipment of a licensed product.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

11.	Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to adopt the fair value option for any items permitted under SFAS No. 159.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting a noncontrolling interest (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS 160 may have on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to derivatives, the Standard will have no impact on the Company’s consolidated financial position or results of operations.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

12.	Joint Venture

On February 19, 2008, the Company entered into agreements with NeuroMetrix, Inc., a Delaware corporation located in Waltham, MA (“NURO”) forming a joint venture, PNIR LLC (“PNIR”), pursuant to which the Company and NURO will develop and commercialize a therapeutic product for peripheral nerve injury based on Cyberkinetics's Andara™ Oscillating Field Stimulator (OFS™) neurostimulation technology platform. NURO will fund the first $2.0 million of the development and commercialization costs and will provide intellectual property developed by it and biomedical engineering and neurophysiology expertise to the joint venture. The Company has licensed intellectual property related to its Andara™ OFS™ Therapy platform and will provide technical and scientific expertise to the joint venture. After the initial $2.0 million investment by NURO, the two companies will each contribute equally to future development and commercialization costs. As part of the agreement, NURO will market and distribute, and the Company will manufacture, any collaboration products developed by the joint venture.

The Agreement provides that under the joint venture, on the earliest to occur of December 31, 2009, or the date on which the first new product designed by PNIR is available for commercial distribution, NURO would, for a period of 90 days, hold a right of first negotiation with respect to commercialization and development of all new products designed by PNIR. In addition, the Agreement grants NURO a right of first negotiation with respect to the following: (i) if prior to December 31, 2008, the Company receives HDE approval with respect to the OFS™ Device, the Company desires to grant distribution rights with respect to the OFS™ Device to another party for treatment of spinal cord injuries, or the Company desires to transfer some or all of its rights to the OFS™ Device or assets related thereto, for a period of 90 days, NURO shall have the right of first negotiation with respect to the commercialization and distribution of the OFS™ Device in North America, or the acquisition of such distribution or other rights the Company proposes to transfer; and (ii) if prior to December 31, 2008 the Company determines that it is advisable and in its best interests to initiate a Change of Control Transaction (as defined in the Agreement), NURO shall have the right of first negotiation with respect to such change of control for a period of 30 days. The Company has since triggered the Change of Control Transaction provision and did not agree to terms of a Change of Control Transaction with NURO. Accordingly, the Company is now able to negotiate a potential Change of Control Transaction with third parties.

In accordance with FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (FIN 46), the Company has determined that the joint venture is considered a variable interest entity. The Company has also determined that it is not the primary beneficiary, as defined under FIN 46, under the joint venture and therefore will not consolidate PNIR in its financial statements. NURO has determined that it is the primary beneficiary and will consolidate the joint venture in its financial statements. The Company will account for the joint venture under the equity method of accounting. Under this method of accounting, the Company will recognize its proportionate share of earnings and losses of the joint venture as a single amount in its statement of operations and will record any investments in PNIR as a single amount in its balance sheet, classified as a non-current asset. As of March 31, 2008, the Company has not contributed capital to PNIR and the joint venture has yet to commence operations. Accordingly, no amounts have been recorded in the accompanying financial statements related to the joint venture.

13.	Subsequent Event

On May 15, 2008, the Company entered into an Asset Purchase Agreement (the “APA”) with I2S Micro Implantable Systems Inc. (“I2S” or “Purchaser”), a Utah corporation located in Salt Lake City, Utah. The transaction is scheduled to close on or about May 16, 2008 pending execution of certain ancillary agreements. Pursuant to the APA, the Company will sell certain tangible assets and will license certain technology related to its Research Business for a purchase price of $982,000 (the “Purchase Price”) consisting of: (i) a cash payment of $250,000 due at the time of closing; (ii) a cash payment of $132,000 payable within seven days of the closing date; and (iii) a promissory note (the “Note”) from I2S in the amount of $600,000, which note is due and payable in a single installment on July 1, 2008. The Note bears interest at 6% per annum, is secured by a security interest in the assets acquired and will be guaranteed by the Guarantors, as that term is defined in the APA, pursuant to a written guaranty.

Under the terms of the APA, the Company will sell the following assets which relate to its research business: (i) all inventory; (ii) all fixed assets, (iii) all rights in, to and under the Company’s engineering subcontracts with Brown University; and (iv) all rights in, to and under the Company’s Salt Lake City, Utah facility lease. Additionally, the Company will grant an exclusive royalty-free, non-sublicensable right and license to manufacture and sell research products including neural recording arrays, array insertion devices and data acquisition systems to neuroscience preclinical researchers for use in connection with non-human research products and services. The Company will retain all intellectual property and regulatory approvals related to the clinical applications of its neural interface technology including the BrainGate and NeuroPort programs. The Company will also retain accounts receivable which are currently projected to be $563,246 at the time of the closing.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

The Purchaser agreed to offer employment to all of the eighteen Company employees who were terminated as a result of the transaction and also will assume certain liabilities related to the research business outstanding at the time of closing. The Company and the Purchaser have agreed to enter into a manufacturing agreement within 30 days following the closing which will allow the Company to continue to access clinical neural interface devices for a period of three years. The Company and the Purchaser have also agreed to enter into a distribution agreement within 30 days following the closing whereby the Purchaser will be allowed to distribute the Company’s NeuroPort products.

In order to complete this transaction, the Company is required to purchase certain equipment leased under its Capital Lease Line with GECC, to obtain a release from GECC of its security interest in certain assets being sold and to obtain GECC’s consent to the sale. Accordingly, on May 15, 2008 the Company entered into an agreement with GECC (the “GE Agreement”) under which GECC will provide the aforementioned in exchange for: (i) a cash payment of $202,263 payable at the time of closing to fully satisfy all amounts due under the Capital Lease Line; (ii) a cash payment of $152,588 due on June 1, 2008 representing the monthly payment due under the Loan Agreement; and (iii) a cash payment of $600,000 payable upon the Company’s receipt of the proceeds from the Note due on July 1, 2008, of which $457,764 will be retained by GECC as payment of the monthly loan payment due on July 1, 2008 and prepayment of the monthly payments otherwise due on August 1, 2008 and September 1, 2008 under the Loan Agreement. The remaining $142,236 of proceeds from the Note will be returned to the Company provided it is not in default under the GE Agreement or the Loan Agreement.

The book value of assets acquired and liabilities assumed by the Purchaser were as follows at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Inventory	$731,501	$759,462
Prepaid expenses and other current assets	9,224	2,898
Property and equipment, net	243,445	284,775
Deposits and other assets	20,529	31,480
Accounts payable and accrued expenses	(115,952)	(47,004)
Net assets	$888,747	$1,031,611

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements

The following discussion of consolidated financial condition and results of operations of the company should be read in conjunction with the unaudited financial statements and the related notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These statements are subject to known and unknown risks and uncertainties that may cause actual future experience and results to differ materially from the statements made. Forward-looking statements include, but are not limited to, statements concerning our future expectations, plans, prospects and future operating results as well as projections of cash and marketable securities and sufficiency of funding for capital expenditures. Actual results may differ materially from those indicated by these forward-looking statements as a result of various factors including risks related to: our access to additional capital; our ability to obtain additional funding to support our business activities; our dependence on third parties for development, manufacture, marketing, sales and distribution of our products; our development of products; our ability to obtain and maintain patent protection for our discoveries and products; and our limited operating history; as well as those risks more fully discussed in the “risk factors” section of the Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008. In addition, any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this release.

Overview

Cyberkinetics. Cyberkinetics Neurotechnology Systems, Inc. is a medical device company focused on developing novel implantable products to treat neurological diseases and injuries of the central nervous system. Our lead proprietary technology, the Andara™ OFS™ Therapy, is based on the targeted delivery of electrical stimulation to the body in order to stimulate the growth of nerve fibers. The Andara™ OFS™ Therapy for spinal cord injury is an investigational device, which is being developed as a single use implant to enhance neurological recovery in patients with devastating loss of movement and sensation. The FDA is currently reviewing this device for market clearance as a Humanitarian Device. We believe, based on the results of our pre-clinical development and clinical trials to date, that our targeted electrical stimulation promotes the growth of nerve fibers across the damaged portion of the spinal cord. We believe that the Andara™ OFS™ Therapy will enhance the natural process of neuroplasticity to make new connections in the spinal cord that lead to partial restoration of neurological functions, such as sensation and movement, below the injury.

To date, we have been unsuccessful in obtaining the FDA’s approval of our Andara OFS Therapy HDE application. Our inability to obtain such FDA approval, combined with our substantial losses and negative cash flow from operations, have made it extremely difficult for us to raise additional capital. Consequently, we have taken steps to significantly reduce our administrative, sales, marketing and clinical spending, including reducing headcount, while we continue to seek FDA approval of our HDE application. We are actively seeking to raise additional capital and have also explored the possible sale of the entire Company or of those assets not within our primary strategic focus. To this end, on May 15, 2008, we entered into an agreement to sell our research products business as more fully described below. If, before the end of September, 2008, we do not receive HDE approval from the FDA, and thereby do not trigger the required exercise of the NeuroMetrix Warrant and the payment to us of the $1,250,000 cash exercise price, or if before the end of September 2008, we are unsuccessful in raising additional capital or in selling assets to generate sufficient cash proceeds to fund our operations, we will likely to be required to cease operations or seek bankruptcy protection.

On May 15, 2008, we entered into an Asset Purchase Agreement (the “APA”) with I2S Micro Implantable Systems Inc. (“I2S” or “Purchaser”), a Utah corporation located in Salt Lake City, Utah. The transaction is scheduled to close on or about May 16, 2008 pending execution of certain ancillary agreements. Pursuant to the APA, we will sell certain tangible assets and will license certain technology related to our research products business for a purchase price of $982,000 (the “Purchase Price) consisting of: (i) a cash payment of $250,000 due at the time of closing; (ii) a cash payment of $132,000 payable within seven days of the closing date; and (iii) a promissory note (the “Note”) from I2S in the amount of $600,000, which note is due and payable in a single installment due on July 1, 2008. The Note bears interest at 6% per annum, is secured by a security interest in the assets acquired and will be guaranteed by the Guarantors, as that term is defined in the APA, pursuant to a written guaranty.

Under the terms of the APA, we will sell the following assets which relate to our research business: (i) all inventory; (ii) all fixed assets, (iii) all rights in, to and under our engineering subcontracts with Brown University; and (iv) all rights in, to and under our Salt Lake City, Utah facility lease. Additionally, we will grant an exclusive royalty-free, non-sublicensable right and license to manufacture and sell research products including neural recording arrays, array insertion devices and data acquisition systems to neuroscience preclinical researchers for use in connection with non-human research products and services. We will retain all intellectual property and regulatory approvals related to the clinical applications of our neural interface technology including the BrainGate and NeuroPort programs. We will also retain accounts receivable which are currently projected to be $563,246 at the time of the closing.

The Purchaser agreed to offer employment to all of the eighteen our employees who were terminated as a result of the transaction and will also assume certain liabilities related to the research business outstanding at the time of closing. The Company and the Purchaser have agreed to enter into a manufacturing agreement within 30 days following the closing which will allow us to continue to access clinical neural interface devices for a period of three years. The Company and the Purchaser have also agreed to enter into a distribution agreement within 30 days following the closing, whereby the Purchaser will be allowed to distribute our NeuroPort products.

In order to complete this transaction, we are required to purchase certain equipment leased under our Capital Lease Line with GECC, to obtain a release from GECC of its security interest in certain assets being sold and to obtain GECC’s consent to the sale. Accordingly, on May 15, 2008 we entered into an agreement with GECC (the “GE Agreement”) under which GECC will provide the aforementioned in exchange for: (i) a cash payment of $202,263 payable at the time of closing to fully satisfy all amounts due under our Capital Lease Line with GECC; (ii) a cash payment of $152,588 due on June 1, 2008 representing the monthly payment due under the Loan Agreement; and (iii) a cash payment of $600,000 payable upon our receipt of the proceeds from the Note due on July 1, 2008, of which $457,764 will be retained by GECC as payment of the monthly loan payment due on July 1, 2008 and prepayment of the monthly payments otherwise due on August 1, 2008 and September 1, 2008 under our Loan Agreement. The remaining portion of the proceeds, $142,236, will be returned to us provided we are not in default under the GE Agreement or the Loan Agreement.

The Andara™ device is designed to be implanted in muscle tissue adjacent to the spinal column with electrical leads attached to the tissue next to the vertebrae, above and below the spinal cord injury. Our testing indicates it can be implanted in an hour or less by a spine surgeon during the acute phase of treatment and is consistent with other surgical treatments for spinal cord injury. We believe that approximately one third of the estimated 11,000 individuals that suffer spinal cord injuries per year in the United States may be candidates for the Andara™ OFS™ Therapy. Since there currently are no approved treatments for acute spinal cord injury, we believe that if it is approved for use in humans, the Andara™ OFS™ Therapy may become the standard of care for such injuries.

We believe that additional products based on the Andara™ OFS™ Therapy can be developed and used to treat other areas of the body where nerve fiber damage creates loss of function. For example, we believe that such products could be developed to treat peripheral nerve injuries, which are estimated to affect more than 100,000 people in the United States each year. Together with our partner NeuroMetrix, Inc. (Nasdaq: NURO; NeuroMetrix), in February 2008 we formed PNIR, LLC (PNIR), a joint venture to develop and commercialize a therapeutic product for peripheral nerve injury based on Cyberkinetics’ Andara™ Oscillating Field Stimulator (OFS™) neurostimulation technology platform. Each company will have equal ownership in PNIR. Under the terms of the joint venture agreement, NeuroMetrix is required to fund $2 million in development costs to PNIR during the first two years of the joint venture. We will contribute intellectual property related to our Andara™ OFS™ Therapy platform and our technical and scientific expertise to the joint venture. Beyond the first two years, we and NeuroMetrix will each contribute equally to development costs. As part of the agreement, NeuroMetrix will distribute and we will manufacture any products developed by the joint venture. We were also recently granted a patent for an approach to improve and extend the benefits of the Andara™ OFS™ Therapy for the treatment of spinal cord injuries by combining our device with local delivery of neurotrophic drugs.

The primary focus of our current business strategy is to commercialize the Andara™ OFS™ Therapy as a treatment for acute spinal cord injuries. After extensive pre-clinical development in cell culture, and small and large animal models, researchers at the Center for Paralysis Research at Purdue University and at Indiana University completed in 2004 a Phase Ia, 10-patient clinical trial of the Andara™ System in patients with spinal cord injuries. Results from that Phase Ia trial were published in the January 2005 issue of the Journal of Neurosurgery: Spine . Four additional patients subsequently enrolled in this trial. We believe that the results of this study demonstrate that there is a strong likelihood that the recovery of neurological function produced by the Andara™ System will be above expectations for spontaneous recovery.

In September 2006, the Food and Drug Administration (FDA) designated the Andara™ OFS™ Therapy as a Humanitarian Use Device, a designation based on a potential U.S. patient population of less than 4,000 patients per year. In order to receive marketing approval as a Humanitarian Use Device, we must demonstrate that our devices are safe, potentially effective and that their benefits outweigh their associated risks. As the second of two steps in the Humanitarian Use approval process, we filed a Humanitarian Device Exemption, or HDE, in February 2007. Our filing included a summary of extensive pre-clinical testing as well as the data we have collected from a relatively small sample size of 14 patients.

In May 2007, the FDA sent us a letter informing us that it had completed an initial scientific review of our application and indicating that it required additional information to determine if the device meets the statutory criteria for approval. The letter specified the need for extensive additional data in a number of areas, namely, clinical data, study analysis, biocompatibility, sterilization, animal data, device description, testing, and labeling. On July 10, 2007, we submitted our response to the FDA's letter in the form of an amendment to our HDE application. Our response included additional clinical data from the phase Ia trial, detailed statistical comparisons of this data to the placebo group of a larger clinical trial of spinal cord injury that has a similar design, additional data and several new analyses requested by the FDA, a discussion of the clinical significance of improvement in the sensory response, as well as detailed answers to specific questions raised.

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

The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the Andara™ OFS™ Therapy and additional products based on the technology underlying the Andara™ OFS™ Therapy that may be developed. We have been unprofitable since our inception in May 2001 and we expect to incur substantial additional operating losses for the foreseeable future. As of March 31, 2008, our accumulated deficit was $46,988,000. If we can raise sufficient additional capital in the near term to continue our operations beyond the next few months, we expect to incur substantial losses for the next several years as we:

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

We have a limited history of operations. Through March 31, 2008, we have generated limited revenue from product sales and from grant income. Since inception we have financed operations primarily through private placements of equity securities, capital lease and debt facilities, and to a much more limited extent, revenue from product sales and sponsored research. Our business is subject to significant risks, including, but not limited to, the risk that we may not be able to raise sufficient funding to continue our operations, the risk that we may default on our outstanding debt obligations, the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing intellectual property rights. Accordingly, our activities to date are not as broad in depth or in scope as the activities we may undertake in the future, and our operating results or financial position or our lack of profitably as a commercial enterprise are not necessarily indicative of our future operating results.

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

During 2008, our research and development activities principally related to obtaining regulatory approval for the Andara™ OFS™ System, and to a lesser extent the pilot clinical trial of the BrainGate System and the development of the NeuroPort™ System. A significant portion of this spending consisted of outside consulting services for the Andara™ OFS™ System and, to a lesser extent, the BrainGate System.

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

Three Months Ended March 31, 2008 and 2007

Revenues

Product Sales and Gross Margin.   For the three months ended March 31, 2008, product sales increased $86,000 to $467,000 from $381,000 for the three months ended March 31, 2007. Product sales consisted of our research products line of neural recording arrays and data acquisition systems sold to neuroscience researchers. The increase in sales was principally related to an increase in the number of research products units sold, partially offset by a slight decrease in the average selling price of products sold.  The decrease in the average selling price of products sold was due to the mix of products sold. The gross margin on product sales was approximately 54% and 70% for the three months ended March 31, 2008 and 2007, respectively. The decrease in gross margin for the three months ended March 31, 2008 is principally a result of the mix of products sold, a lower average selling price for products sold and slightly higher costs per unit.

Grant Income.  Revenue from grants increased $95,000 to $210,000 for the three months ended March 31, 2008 from $115,000 for the three months ended March 31, 2007. Grant revenue was derived from our subcontract with Case Western Reserve University (Case) and from two subcontracts with Brown University (Brown). The increase in grant revenue for the three months ended March 31, 2008 was due to the Brown subcontracts which were awarded to us at the end of 2007.

As part of our current strategy to focus resources on our Andara™ OFS™ System, we are currently in the process of terminating our activities under the Case grant and in turn assigning the subcontract to a third party. Accordingly, we do not expect to receive any grant revenue from Case beyond the second quarter of 2008.

Expenses

Research and Development.  Research and development expenses decreased $263,000 to $1,325,000 for the three months ended March 31, 2008 from $1,588,000 for the three months ended March 31, 2007. Excluding the impact of stock-based compensation, Research and Development expenses decreased $325,000. This decrease was due primarily to a decrease in employee compensation and related expenses of $141,000 and a decrease in outside spending relating to our Andara™ OFS™ System and, to lesser extent, neural interface programs, including principally consulting and contracting services as well as other operating expenses, of $184,000. The decrease in employee compensation and related expenses was due to a reduction of our research and development staff as well as our decision not to pay bonuses to executives and other high level employees. The decrease in outside spending relating to our Andara™ OFS™ System was based on certain development and testing projects being completed during the period and to our decision to scale back operations as we await a response from the FDA concerning our HDE application. Stock-based compensation increased $62,000 due primarily to a severance agreement entered into with a former Executive Vice President in March 2008 in which he received a stock award and accelerated vesting on all his outstanding options in lieu of any cash severance payments due under his employment agreement. The impact of these events was partially offset by certain non-employee options which became fully vested in August 2007.

Sales and Marketing.  Sales and marketing expenses increased $145,000 to $394,000 for the three months ended March 31, 2008 from $249,000 for the three months ended March 31, 2007. The increase was the result of an increase in employee compensation and related expenses associated primarily with developing a commercial organization to prepare for the launch of the Andara™ OFS™ System and, to a lesser extent, to expand our research products sales team. The expansion of our Andara™ sales and marketing team occurred during the second quarter of 2007. During the first quarter of 2008, we implemented cost reduction initiatives to significantly reduce spending on sales and marketing activities related to our Andara™ OFS™ System. These initiatives included a reduction of headcount. Accordingly, we expect our sales and marketing expenses to decline as we await a response from the FDA concerning our HDE application.

General and Administrative.  General and administrative expenses increased $177,000 to $1,352,000 for the three months ended March 31, 2008 as compared to $1,175,000 for the three months ended March 31, 2007. Excluding the impact of stock-based compensation, General and Administrative expenses decreased $225,000. This decrease was primarily due to a reduction in employee compensation, and to a lesser extent, certain other operating expenses. The decrease in employee compensation was due to a reduction in general and administrative staff as well our decision not to accrue bonuses during the period due to our current plan of eliminating bonuses for 2008 for executives and other high level employees. These actions are part of our current strategy to reduce spending as we await a response from the FDA concerning our HDE application. Stock-based compensation increased $402,000 due primarily related to a severance agreement entered into with our former Chief Financial Officer in March 2008 in which he received a stock award, accelerated vesting on a restricted stock award and accelerated vesting on all his outstanding options in lieu of any cash severance payments due under his employment agreement.

 Other Income and Expenses

Other Income (Expense), Net.  Interest income decreased $105,000 to $25,000 for the three months ended March 31, 2008 from $130,000 for the three months ended March 31, 2007. The decrease in interest income was primarily the result of lower average invested balances. Interest expense decreased $48,000 to $70,000 for the three months ended March 31, 2008 from $118,000 for the three months ended March 31, 2007. The decrease is related to lower average borrowings.

Net Loss

Net Loss.  Net loss increased $38,000 to $2,655,000 for the three months ended March 31, 2008 as compared to $2,617,000 for the three months ended March 31, 2007. Excluding stock-based compensation which increased $442,000 due primarily to severance agreements entered into during the quarter with two former executives, net loss decreased $404,000 compared to the prior quarter. This decrease in net loss was due to our decision to scale back operations as we await a response from the FDA concerning our HDE application and reflects the result of a reduction in staff as well as reduction in outside spending relating to consultants and contractors associated with our Andara™ OFS™ System and, to a lesser extent, neural interface programs. Our net loss per common share decreased $0.01 per share to $0.06 per share for the three months ended March 31, 2008 from $0.07 per share for the three months ended March 31, 2007. The decrease in net loss per share was due to an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased by 5,912,000 to 42,244,000 for the three months ended March 31, 2008 from 36,332,000 for the three months ended March 31, 2007. Weighted-average common shares outstanding increased primarily as a result of the issuance of 5,435,000 shares in connection with our private placement in November 2007.

Liquidity and Capital Resources

Since inception we have financed operations primarily through private placements of equity securities, capital lease and debt facilities, and to a much more limited extent, revenue from product sales and sponsored research. We have received net proceeds of $36,986,000 from private placements of equity securities through March 31, 2008. We also borrowed $5,201,000 through March 31, 2008 under various debt facilities. As of March 31, 2008, we had $1,564,000 of cash and cash equivalents on hand.

Based upon our current cost structure, we believe that our existing cash resources plus the proceeds from the sale of our research business scheduled to close on or about May 16, 2008 will be sufficient to meet our projected operating requirements only into September 2008. Our cash and cash equivalents will not be sufficient to meet our obligations thereafter, including but not limited to, our obligations to repay the projected $597,000 of outstanding indebtedness due to GECC as of September 30, 2008. As of March 31, 2008, our outstanding indebtedness to GECC was $1,665,000. In order to continue operations beyond September 2008, we are (i) actively seeking to raise additional capital through private equity and/or debt financing (ii) exploring the potential sale of intangible assets related to our neural interface business; (iii) exploring arrangements with strategic partners; and (iv) significantly reducing our administrative, sales, marketing and clinical spending. If we are unsuccessful in raising additional capital before the end of September 2008, and if we have not received HDE approval from the FDA to trigger the $1,250,000 in proceeds due from NeuroMetrix under the terms of the NeuroMetrix Warrant, we may be required to cease operations and seek bankruptcy protection.

Net cash used in operating activities was $1,258,000 for the three months ended March 31, 2008. The primary use of cash was to fund our operating losses. The net loss for the three months ended March 31, 2008 was $2,655,000. Included in this loss were non-cash expenses totaling $1,013,000 consisting of stock-based compensation expense of $814,000, depreciation and amortization expense of $130,000 and non-cash interest expense of $69,000. The use of cash for operations included costs associated with seeking FDA approval of the Andara™ OFS™ System, and, to a significantly lesser extent, continued efforts on our BrainGate and NeuroPort™ programs and costs associated with operating as a public company. Working capital changes affecting our cash position include sources of cash related to a decrease in accounts receivable of $223,000, a $66,000 decrease in inventory, a $60,000 decrease in prepaid expenses and other assets and a net increase of $29,000 for accounts payable and accrued expenses.

Net cash used in investing activities was $2,600 for the three months ended March 31, 2008. We used cash to purchase equipment for use in our research and development activities.

Net cash used in financing activities was $447,000 for the three months ended March 31, 2008. We made payments of $411,000 and $36,000 under our notes payable and capital lease line, respectively. In addition, we received $1,000 in proceeds from the issuance of common stock related to the exercise of stock options.

Our future capital requirements will depend upon many factors, including advancement of our research and development programs and clinical studies, progress with marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in seeking, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

 Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

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

As of March 31, 2008, we estimated future research and development expenses of approximately $12,895,000 would be incurred to complete the Andara OFS and Andara OFS PLUS projects. These projects, which were in various stages of development, from preclinical through pilot clinical trials are, unless discontinued, expected to reach completion at various dates ranging from 2008 through 2013.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations.

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company as of January 1, 2008. We adopted SFAS No. 159 on January 1, 2008 and elected not to adopt the fair value option for any items permitted under SFAS No. 159.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting a noncontrolling interest (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.  Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to derivatives, the Standard will have no impact on our consolidated financial position or results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial and Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The Company's Chief Executive Officer and Chief Financial and Accounting Officer have further concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's Chief Executive Officer and Chief Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company's fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2008, we issued an aggregate of 1,300,000 shares of our common stock, par value $0.01 per share, to two former executive officers in exchange for the release of severance obligations pursuant to employment termination agreements with these individuals. These shares were not registered under the Securities Act of 1933, as amended and were issued to the two accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

CYBERKINETICS NEUROTECHNOLOGY SYSTEMS, INC.

By:	/s/ Timothy R. Surgenor
Timothy R. Surgenor President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2008

By:	/s/ David A. Keene
David A. Keene
Vice President, Finance (Principal Financial and Accounting Officer) Date: May 15, 2008

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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