Form 10-Q
period 2008-06-30
Cyberkinetics Neurotechnology Systems, Inc.
filed 2008-08-14
CIK 1180253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
Yes ☐ No ☑

As of August 11, 2008 the Registrant had 49,502,091 shares of Common Stock outstanding.

FORM 10-Q INDEX

		Page Number
Part I - Financial Information
	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis or Plan of Operations	17
Item 4.	Controls and Procedures	28

Part II - Other Information
Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
	Signatures	29
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

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$999,260	$3,271,409
Accounts receivable	22,507	97,333
Note receivable	300,000	-
Inventory	-	38,060
Prepaid expenses and other current assets	115,226	297,641
Assets of discontinued operations -- Note 12	111,959	1,845,419
Total current assets	1,548,952	5,549,862
Property and equipment, net	76,586	122,577
Intangible assets, net	1,405,442	1,537,758
Deposits and other assets	66,240	41,692
Goodwill	94,027	94,027
Total assets	$3,191,247	$7,345,916
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$207,269	$295,342
Accrued expenses	624,390	1,086,352
Current portion of capital lease obligations	-	80,773
Current portion of notes payable	1,173,059	1,864,951
Liabilities of discontinued operations -- Note 12	-	264,977
Total current liabilities	2,004,718	3,592,395
Commitments -- Note 6
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,502,091 and 43,561,691 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	49,502	43,562
Additional paid-in capital	49,403,068	48,042,613
Accumulated deficit	(48,266,041)	(44,332,654)
Total stockholders' equity	1,186,529	3,753,521
Total liabilities and stockholders' equity	$3,191,247	$7,345,916

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Product sales	$-	$25,000	$-	$25,000
Grant income	62,145	110,247	149,089	225,613
Total revenues	62,145	135,247	149,089	250,613
Operating expenses:
Research and development	361,869	1,213,964	1,340,587	2,438,654
Sales and marketing	42,589	342,977	182,343	479,213
General and administrative	923,397	1,213,419	2,275,205	2,387,981
Total operating expenses	1,327,855	2,770,360	3,798,135	5,305,848
Operating loss	(1,265,710)	(2,635,113)	(3,649,046)	(5,055,235)
Other income (expense):
Interest income	5,578	94,751	30,574	224,880
Interest expense	(46,243)	(105,417)	(116,680)	(223,705)
Other (expense) income, net	(40,665)	(10,666)	(86,106)	1,175
Loss from continuing operations	(1,306,375)	(2,645,779)	(3,735,152)	(5,054,060)
Income (loss) from discontinued operations (including gain on sale of $94,683 and $0 for the three and six months ended June 30, 2008 and three and six months ended June 30, 2007, respectively)	28,215	(418,320)	(198,235)	(627,462)

Net loss	$(1,278,160)	$(3,064,099)	$(3,933,387)	$(5,681,522)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.03)	$(0.07)	$(0.09)	$(0.14)
Discontinued operations	0.00	(0.01)	(0.00)	(0.02)
Basic and diluted net loss per common share	$(0.03)	$(0.08)	$(0.09)	$(0.16)
Shares used in computing basic and diluted net loss per common share	43,319,289	36,470,258	42,781,668	36,401,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyberkinetics Neurotechnology Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended,
	June 30, 2008	June 30, 2007
Operating activities
Net loss	$(3,933,387)	$(5,681,522)
Loss from discontinued operations (including gain on sale of $94,683 in 2008)	198,235	627,462
Loss from continuing operations	(3,735,152)	(5,054,060)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	169,629	168,257
Stock-based compensation	1,263,323	670,081
Non-cash interest on notes payable	27,657	27,657
Changes in operating assets and liabilities
Accounts receivable	74,826	51,713
Prepaid expenses and other current assets	154,758	135,090
Inventory	38,060	(32,725)
Deposits and other assets	(24,548)	(156,120)
Accounts payable	(103,515)	(242,182)
Accrued expenses	(505,263)	142,617
Net cash used in continuing operations	(2,640,225)	(4,289,672)
Investment activities
Purchases of property and equipment	-	(68,842)
Acquisition of Andara Life Science, Inc.	-	(3,251)
Net cash provided by (used in) investing activities	-	(72,093)
Financing activities
Payments on note payable	(691,892)	(749,579)
Payments on capital lease line	(80,773)	(38,230)
Net proceeds from issuance of common stock	1,100	12,789
Net cash used in financing activities	(771,565)	(775,020)
Net decrease in cash and cash equivalents from continuing operations	(3,411,790)	(5,136,785)
Cash flows from discontinued operations
Net cash provided by (used in) operating activities - discontinued operations	651,435	(683,153)
Net cash provided by (used in) investing activities - discontinued operations	655,578	(12,690)
Net cash used in financing activities - discontinued operations	(167,372)	(141,770)
Net increase (decrease) in cash and cash equivalents from discontinued operations	1,139,641	(837,613)
Net decrease in cash and cash equivalents	(2,272,149)	(5,974,398)
Cash and cash equivalents at beginning of period	3,271,409	11,835,534
Cash and cash equivalents at end of period	$999,260	$5,861,136

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

In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at June 30, 2008, the results of operations for the three months and six months ended June 30, 2008 and June 30, 2007, and cash flows for the six months ended June 30, 2008 and June 30, 2007. The preparation of the Company's condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

Going Concern

Based upon its current cost structure, the Company believes that its existing cash resources plus the remaining $300,000 in proceeds from the sale of its research business received subsequent to June 30, 2008 (see Note 12) will be sufficient to meet its projected operating requirements only into October 2008. The Company’s cash and cash equivalents will not be sufficient to meet its obligations thereafter, including but not limited to, its obligations to repay a projected $597,000 of outstanding indebtedness due to General Electric Capital Corporation (“GECC”) as of October 31, 2008 (see Note 12). As of June 30, 2008, the Company’s outstanding indebtedness to GECC was $1,173,000. In order to continue operations beyond October 2008, the Company is (i) actively seeking to raise additional capital through private equity and/or debt financing (ii) exploring the potential sale of intangible assets related to its neural interface business; (iii) exploring arrangements with strategic partners; and (iv) significantly reducing its administrative, sales, marketing and clinical spending, including headcount reductions. The Company cannot offer any assurances that sufficient funds will be available to the Company, if they are available at all, to enable the Company to continue to operate. Additionally, there can be no assurance that any financing will be obtained on terms satisfactory to the Company. If the Company is unsuccessful in raising additional capital before the end of October 2008, and if it has not received Humanitarian Device Exemption (“HDE”) approval from the FDA to trigger a payment of $1,250,000 in proceeds due to the Company from NeuroMetrix, Inc. under the terms of a warrant agreement between NeuroMetrix, Inc. and the Company (the “NeuroMetrix Warrant”), the Company may be required to cease operations or seek bankruptcy protection.

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

The weighted-average fair value of options granted during the six months ended June 30, 2008 and 2007 were $0.20 and $0.87 per share, respectively. Forfeitures were estimated based on historical experience and the Company expects forfeitures to be 5% annually. The following assumptions were made for options granted during the six months ended June 30, 2008 and 2007:

	2008	2007
Expected volatility (1)	167%	104 - 119%
Expected dividend yield (2)	0%	0%
Expected lives of options (in years) (3)	6.25	6.25
Risk-free interest rate (4)	2.80%	4.55%

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

(2)	No cash dividends have been declared on the Company's common stock since the Company's inception and the Company does not anticipate paying cash dividends over the expected terms of the options.

(3)	The expected life is generally determined using the short-cut method permitted under SAB No. 107.

(4)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturity dates equivalent to the expected terms of the options.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

A summary of option activity for all plans for the six months ended June 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,450,411	$0.74
Granted	25,000	$0.21
Exercised	(11,000)	$0.10
Cancelled	(809,078)	$1.56
Forfeited	(750,070)	$0.88
Outstanding at June 30, 2008	2,905,263	$0.48	6.63	$63,000
Exercisable at June 30, 2008	2,827,585	$0.45	6.52	$63,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company's common stock for the options that had exercise prices that were lower than the $0.08 market price of the Company's common stock at June 30, 2008. The total intrinsic values of stock options exercised during the six months ended June 30, 2008 and 2007 were $2,410 and $110,339, respectively, determined on the date of exercise. During the six months ended June 30, 2008 and 2007, the Company received proceeds of $1,100 and $12,790, respectively, from the exercise of stock options.

The Company recorded stock-based compensation for options and restricted stock granted to employees of $468,680 and $269,187 for the three months ended June 30, 2008 and 2007, respectively and $1,242,198 and $537,871 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $508,568 and $63,491 of total unrecognized compensation cost related to non-vested restricted stock awards and non-vested options granted to employees, respectively, under all equity compensation plans. The Company expects to recognize these costs related to non-vested restricted stock and non-vested options over a weighted-average period of 0.96 and 1.89 years, respectively. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock options issued to consultants have been recorded at fair value using the Black-Scholes option-pricing model. The Company recorded stock-based compensation for options and restricted stock issued to consultants of $0 and $45,935 during the three months ended June 30, 2008 and 2007, respectively and $21,125 and $132,210 for the six months ended June 30, 2008 and 2007, respectively.

Employee Retention Plan

In March 2008, the Company’s Compensation Committee of its Board of Directors approved an Employee Retention Plan to be used to reward certain employees for remaining with the Company and achieving certain goals and objectives as the Company attempts to work through its current financial difficulties. Pursuant to the Employee Retention Plan, the Company entered into restricted stock agreements with five of its employees including Timothy R. Surgenor, President and Chief Executive Officer, and J. Christopher Flaherty, Executive Vice President, Technology and Intellectual Property.

Under the terms of the restricted stock agreements entered into during the quarter ended June 30, 2008, a total of 1,800,000 shares of the Company’s Common Stock were issued to the five employees including Mr. Surgenor and Mr. Flaherty who received 900,000 and 250,000 shares of Common Stock, respectively. These shares were issued in exchange for the cancellation of existing options to purchase up to 809,078 shares of Common Stock held by these employees including 500,000 and 93,000 shares held by Mr. Surgenor and Mr. Flaherty, respectively. All 1,800,000 shares are restricted and subject to vesting upon approval by the FDA of the Company’s Andara OFS HDE application or upon the sale of the Company, provided in each case, that the employee is then still employed by the Company. Such shares issued to these employees also vest if their employment is terminated by the Company without cause. The restricted shares held by one employee associated with the Company’s research products business also vest upon the sale of the research products business. Accordingly, the 300,000 shares held by this employee became fully vested on May 19, 2008, the closing date of the Company’s sale of its research products business. The Company accounted for all of these restricted stock grants as a modification to the original option awards. Under this method of accounting, the incremental fair value of the restricted stock compared to the fair value of the option awards as determined at the time of the cancellation is recorded as stock-based compensation over the vesting period of the restricted stock awards. Additionally, any unrecognized stock-based compensation related to the cancelled options is also recorded as stock-based compensation over the vesting period of the restricted stock awards. The Company recognized incremental stock-based compensation of $242,266 for the three and six months ended June 30, 2008 as a result of these modifications.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

Additionally, the Employee Retention Plan provides for the issuance to certain employees of up to 4,000,000 restricted shares of the Company’s Common Stock. During the quarter ended June 30, 2008, the Company issued a total of 3,300,000 restricted shares of Common Stock to certain employees including 1,482,500 and 750,000 shares to Mr. Surgenor and Mr. Flaherty, respectively. Of these shares, a total of 33.33% vest upon the recognition by the Company of $1 million of cumulative Andara OFS product revenue, and the remaining 66.67% shares vest upon the recognition by the Company of $2.5 million of cumulative Andara OFS product revenue, provided that such restricted shares vest only if the individual is then still employed by the Company. In the event that the Company is sold prior to the shares vesting based on revenue recognition, up to 3,300,000 shares of restricted stock may vest, but only to the extent that the sum of the total cash bonus pool to be paid out upon the sale (a maximum of $395,000) plus the value of all the shares to be vested (a maximum of 4,000,000 restricted shares) does not exceed ten percent (10%) of the proceeds from the sale. During the quarter ended June 30, 2008, 350,000 of these restricted shares were forfeited due to the termination of one employee in connection with the Company’s sale of its research products business. The Company recognized approximately $42,331 in stock-based compensation expense during the three and six months ended June 30, 2008 as a result of the issuance of these restricted shares.

Employee Severance Agreements

In connection with the Company’s initiatives to significantly reduce its operating expenses, the Company negotiated the termination of its employment agreements with Mark A. Carney, Executive Vice President, and Kurt H. Kruger, Chief Financial Officer.

Under the terms of its agreement with Mr. Kruger made and effective as of March 17, 2008, Mr. Kruger released the Company from its obligation to pay severance and benefits under his Employment Agreement dated September 16, 2006 in exchange for receiving: (i) 325,000 shares of its common stock, $0.001 par value per share (“Common Stock”), which shares shall not be registered under the Securities Act of 1933, as amended, (ii) 325,000 shares of Common Stock, which shares shall not be registered under the Securities Act of 1933, as amended, and are subject to certain restrictions, (iii) accelerated vesting on 75,000 shares of restricted stock issued to Mr. Kruger on September 18, 2006 and (iv) accelerated vesting on all outstanding unvested options held by Mr. Kruger as of the effective date of the severance agreement. The restricted shares vest upon approval by the FDA of the Company’s Andara OFS HDE application or upon the sale of the Company, provided in each case, that Mr. Kruger is then still engaged by the Company as a consultant under the terms and conditions of the Company’s agreement with Mr. Kruger. As a result of these stock awards and amendments, the Company recognized approximately $403,000 in stock-based compensation expense during the six months ended June 30, 2008. The Company has classified such amounts as General and Administrative expenses in its Statement of Operations for said period.

Under the terms of its agreement with Mr. Carney made and effective as of March 17, 2008, Mr. Carney released the Company from its obligation to pay severance and benefits under his Employment Agreement dated February 14, 2006 in exchange for receiving: (i) 650,000 shares of Common Stock, which shares shall not be registered under the Securities Act of 1933, as amended, and (ii) accelerated vesting on all outstanding unvested options held by Mr. Carney as of the effective date of the severance agreement. As a result of these stock awards and amendments, the Company recognized approximately $255,000 in stock-based compensation expense during the six months ended June 30, 2008. The Company has classified such amounts as Research and Development expenses in its Statement of Operations for said period.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

3.	Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. The Company has excluded the impact of all unvested restricted stock, stock options and warrants from the calculation of historical diluted net loss per common share because all such securities are anti-dilutive for all periods presented. As part of the Andara acquisition which closed during the first quarter of 2006, the Company issued 3,029,801 shares of common stock, of which 993,377 shares of common stock were issued pursuant to a restricted award and are subject to forfeiture. During 2006, the Company issued 100,000 shares of restricted stock to an employee. These shares became fully vested during the first quarter of 2008. In 2007, the Company issued 560,000 shares of restricted stock to certain employees. Of those shares issued in 2007, 184,800 became fully vested during the fourth quarter of 2007 and 120,600 shares were forfeited during the six months ended June 30, 2008. During 2008, the Company issued a total of 5,425,000 shares of restricted stock to certain employees (see Note 2). Of those shares issued in 2008, 300,000 shares became fully vested and 350,000 were forfeited.

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted loss from continuing operations per common share, diluted income (loss) from discontinued operations per common share and diluted net loss per common share because their effect was anti-dilutive for continuing operations for each period presented. In accordance with SFAS 128, no potentially diluted common share equivalents are to be included in the computation of any diluted per share amount when a loss from continuing operations exists, even if an entity reports net income (or net income from discontinued operations).

	As of
	June 30, 2008	June 30, 2007
Options	2,905,263	4,415,176
Warrants	13,254,359	10,585,398
Restricted stock	6,022,977	1,093,377
Total	22,182,599	16,093,951

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

4.	Inventory

Inventory consists of the following:

	June 30, 2008	December 31, 2007
Raw materials	$-	$38,060
Work in process	-	-
Finished goods	-	-
Total	$-	$38,060

5.	Property and Equipment

Property and equipment consist of the following:

	June 30, 2008	December 31, 2007	Useful Life
Computer equipment	$82,685	$174,904	3 years
Software	103,189	126,921	3 years
Furniture and fixtures	73,309	73,309	3 years
Machinery and equipment	24,019	32,738	3 years
Leasehold improvements	8,015	8,014	Remaining lease term
	291,217	415,886
Less accumulated depreciation	(214,631)	(293,309)
Property and equipment, net	$76,586	$122,577

Depreciation expense, which includes amortization of assets under capital leases, was $16,192 and $18,202 for the three months ended June 30, 2008 and June 30, 2007, respectively and $34,768 and $35,450 for the six months ended June 30, 2008 and June 30, 2007, respectively.

6.	Commitments

Operating Leases

The Company leases office space in Foxborough, Massachusetts. The lease expires on June 30, 2009, and the Company has an option to renew the lease at the end of the initial term for an additional three-year term. Future minimum lease payments required under noncancellable operating leases at June 30, 2008, are as follows:

Period ending December 31:
2008	$60,125
2009	71,863
Total minimum lease commitments	$131,988

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)
Capital Leases

In October 2003, the Company entered into a loan and security agreement (the “Capital Lease Line”) with General Electric Capital Corporation (“GECC” or the “Lender”) that allowed the Company to borrow funds to finance the purchase of equipment, hardware, leasehold improvements and software. In connection with the sale of the Company’s research business which closed on May 19, 2008, the Company entered into an agreement with the Lender to pay all amounts due and owing under the Capital Lease Line at the time of the sale as more fully described in Note 12. Accordingly, no amounts are due under the Capital Lease Line at June 30, 2008.

7.	Notes Payable

On December 27, 2005, the Company entered into a Loan and Master Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (the “Lender”). The Loan Agreement provides for borrowings in an amount up to $6,000,000, of which $4,000,000 became available immediately (“Tranche 1”) and the remaining $2,000,000 would have become available upon the achievement of certain milestones. Because the Company did not meet these milestones, the remaining $2,000,000 is no longer available to the Company. As a condition to borrowing any funds under Tranche 1, the Company was required to pay the $3,000,000 outstanding and due under the Company's Line of Credit with a financial institution and fully satisfy and discharge all related liens, claims and encumbrances on our property and intellectual property. On January 5, 2006, the Company paid all amounts due and owing under the Line of Credit. Borrowings are collateralized by the assets of the Company, including intellectual property. The Loan Agreement provides for customary conditions to the Company's ability to borrow, as well as customary covenants and default provisions. The Loan Agreement also contains certain acceleration clauses. In connection with the execution of the Loan Agreement, the Company issued to the Lender a ten-year warrant to purchase up to 71,301 shares of common stock at an exercise price of $1.40 per share. The Company recorded the fair value of the warrant of $97,246 as deferred financing cost which amount is being amortized as interest expense over the term of the loan. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.75%, no dividend yield, and a 10-year term.

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

Future minimum cash payments with respect to the Initial Borrowing are as follows as of June 30, 2008:

Period ending December 31:
2008	$1,021,822
2009	151,237
Total	1,173,059
Less current portion of loan	(1,173,059)
Long-term portion of loan	$—

The amounts in the table above represent the contractually scheduled minimum cash payments due under the Initial Borrowing. See Note 12 for amended terms of the Loan Agreement and Initial Borrowing resulting from the Company’s sale of its research products business. Although the Company has made all the required payments due under the Initial Borrowing, the Lender has indicated it may declare that the Company is in default due to a material adverse change in its financial condition, as per the terms of the Loan Agreement. If the Lender declares that the Company is in default, it may declare that all amounts currently outstanding under the Loan Agreement immediately due and payable. Accordingly, the Company has classified all amounts due under the Initial Borrowing as current obligations in its balance sheet as of June 30, 2008.

8.	Preferred Stock

As of June 30, 2008 and December 31, 2007, the Company had 50,000,000 shares of preferred stock authorized and no preferred shares issued and outstanding.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

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

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to derivatives, the Standard will have no impact on the Company’s consolidated financial position or results of operations.

11.	Joint Venture

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

In accordance with FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (FIN 46), the Company has determined that the joint venture is considered a variable interest entity. The Company has also determined that it is not the primary beneficiary, as defined under FIN 46, of the joint venture and therefore will not consolidate PNIR in its financial statements. NURO has determined that it is the primary beneficiary and will consolidate the joint venture in its financial statements. The Company will account for the joint venture under the equity method of accounting. Under this method of accounting, the Company will recognize its proportionate share of earnings and losses of the joint venture as a single amount in its statement of operations and will record any investments in PNIR as a single amount in its balance sheet, classified as a non-current asset. As of June 30, 2008, the Company has not contributed capital to PNIR and the joint venture has yet to commence operations. Accordingly, no amounts have been recorded in the accompanying financial statements related to the joint venture.

12.	Discontinued Operations

On May 15, 2008, the Company entered into an Asset Purchase Agreement (the “APA”) with I2S Micro Implantable Systems Inc. (“I2S” or “Purchaser”), a Utah corporation located in Salt Lake City, Utah. The transaction closed on May 19, 2008. Pursuant to the APA, the Company sold certain tangible assets and licensed certain technology related to its Research Business for a purchase price of $982,000 (the “Purchase Price”) consisting of: (i) a cash payment of $250,000 due at the time of closing; (ii) a cash payment of $132,000 which was payable within seven days of the closing date; and (iii) a promissory note (the “Note”) from I2S in the amount of $600,000, which note was due and payable in a single installment on July 1, 2008 plus the assumption of certain liabilities. The Note bears interest at 6% per annum, is secured by a security interest in the assets acquired by I2S and is guaranteed by the Guarantors, as that term is defined in the APA, pursuant to a written guaranty. The terms of the Promissory Note were subsequently amended to allow I2S to pay the Note in two installments of $300,000 each due on July 1, 2008 and August 1, 2008. During the three months ended June 30, 2008, the Company received $682,000 of gross proceeds from I2S, including the first installment of the Note and subsequently received the final installment of the Note as well. The Company also retained accounts receivable related to the research products business that were outstanding at the time of the closing in an aggregate amount of $409,000 and retained rights to certain outstanding customer orders totaling $158,000. Of the total $567,000 in accounts receivable and customer orders outstanding at the time of the sale, the Company received $402,000 by June 30, 2008 and subsequently received $64,000. The Company expects to receive the remaining $101,000 from an outstanding customer order by the end of 2008.

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

Under the terms of the APA, the Company sold the following assets that relate to its research products business: (i) all inventory; (ii) all fixed assets, (iii) all rights in, to and under the Company’s engineering subcontracts with Brown University; and (iv) all rights in, to and under the Company’s Salt Lake City, Utah facility lease. Additionally, the Company granted an exclusive royalty-free, non-sublicensable right and license to manufacture and sell research products including neural recording arrays, array insertion devices and data acquisition systems to neuroscience preclinical researchers for use in connection with non-human research products and services. The Company retained ownership of all intellectual property and regulatory approvals related to the clinical application of its neural interface technology including the BrainGate and NeuroPort programs. The Purchaser has offered employment to each of the eighteen Company employees who were terminated as a result of the I2S Transaction and assumed certain liabilities related to the research products business that were outstanding at the time of closing. The Company and the Purchaser have agreed to enter into a manufacturing agreement which will allow the Company to purchase clinical neural interface devices for a period of three years. The Company and the Purchaser have also agreed to enter into a distribution agreement pursuant to which the Purchaser will be allowed to distribute the Company’s NeuroPort products.

In order to obtain a release from General Electric Capital Corporation (“GECC”) of its security interest in certain assets being sold and to obtain GECC’s consent to the I2S Transaction, on May 15, 2008, the Company also entered into an agreement with GECC (the “GE Agreement”). Pursuant to the GE Agreement, the Company purchased certain equipment leased under the Capital Lease Line, GECC released it security interest in such equipment and GECC consented to the I2S Transaction in exchange for: (i) a cash payment of $202,263 plus sales tax payable at the time of closing of the I2S Transaction to fully satisfy all amounts due under the Capital Lease Line; (ii) a cash payment of $152,588 due on June 1, 2008, representing the monthly payment due under the Loan Agreement; and (iii) a cash payment of $600,000 payable upon the Company’s receipt of the proceeds from the Note due on July 1, 2008, of which $457,764 will be retained by GECC as payment of the monthly loan payment due on July 1, 2008 and prepayment of the monthly payments otherwise due on August 1, 2008 and September 1, 2008 under the Loan Agreement. During the quarter ended June 30, 2008, GECC received $354,851 and subsequently received all remaining payments due under the GE agreement.

 The book value of assets acquired and liabilities assumed by the Purchaser at the time of closing were as follows:

May 19, 2008
Inventory	$669,280
Prepaid expenses and other current assets	18,020
Property and equipment, net	228,425
Deposits and other assets	19,787
Accounts payable and accrued expenses	(129,331)
Net assets	$806,181

The gain on sale of the research business included in the Company’s Statement of Operations as part of income from discontinued operations consists of the following:

Sale price	$982,000
Net assets disposed	(806,181)
Capital lease fees	(22,393)
Legal fees	(58,743)
Gain on sale of discontinued operations	$94,683

Cyberkinetics Neurotechnology Systems Inc.

Notes to Condensed Consolidated Financial Statements - (continued)

The book value of the assets and liabilities of the research products business have been reclassified in the Company’s Balance Sheets as assets of discontinued operations and liabilities from discontinued operations and consist of the following major classes of assets and liabilities at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Assets
Accounts Receivable	$89,762	$745,853
Inventory	22,197	759,462
Prepaid expenses and other current assets	-	23,849
Property and equipment, net	-	284,775
Deposits and other assets	-	31,480
Assets of discontinued operations	$111,959	$1,845,419

Liabilities
Accounts payable and accrued expenses	$-	$97,605
Current portion of capital lease obligations	-	167,372
Liabilities of discontinued operations	$-	$264,977

The results of operations of the research products business have been reclassified in the Company’s Statement of Operations and presented under the caption income (loss) from discontinued operations. The following table sets forth the results of operations from discontinued operations for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Total revenue	$467,976	$304,226	$1,057,297	$685,304
Loss from discontinued operations before gain on sale	(66,467)	(418,320)	(292,918)	(627,462)
Gain on sale of discontinued operations	94,683	-	94,683	-
Income (loss) from discontinued operations	$28,215	$(418,320)	$(198,236)	$(627,462)

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

To date, we have been unsuccessful in obtaining the FDA’s approval of our Andara OFS Therapy HDE application. Our inability to obtain such FDA approval, combined with our substantial losses and negative cash flow from operations, have made it extremely difficult for us to raise additional capital. Consequently, we have taken steps to significantly reduce our administrative, sales, marketing and clinical spending, including reducing headcount, while we continue to seek FDA approval of our HDE application. We are actively seeking to raise additional capital and have also explored the possible sale of the entire Company or of those assets not within our primary strategic focus. To this end, on May 15, 2008, we entered into an agreement to sell our research products business as more fully described below. If, before the end of October, 2008, we do not receive HDE approval from the FDA, and thereby do not trigger the required exercise of the NeuroMetrix Warrant and the payment to us of the $1,250,000 cash exercise price, or if before the end of October 2008, we are unsuccessful in raising additional capital or in selling assets to generate sufficient cash proceeds to fund our operations, we will likely to be required to cease operations or seek bankruptcy protection.

On May 15, 2008, we entered into an Asset Purchase Agreement (the “APA”) with I2S Micro Implantable Systems Inc. (“I2S” or “Purchaser”), a Utah corporation located in Salt Lake City, Utah. The transaction closed on May 19, 2008. Pursuant to the APA, we sold certain tangible assets and licensed certain technology related to our research products business for a purchase price of $982,000 (the “Purchase Price”) consisting of: (i) a cash payment of $250,000 due at the time of closing; (ii) a cash payment of $132,000 which was payable within seven days of the closing date; and (iii) a promissory note (the “Note”) from I2S in the amount of $600,000, which note was due and payable in a single installment on July 1, 2008 plus the assumption of certain liabilities. The Note bears interest at 6% per annum, is secured by a security interest in the assets acquired and will be guaranteed by the Guarantors, as that term is defined in the APA, pursuant to a written guaranty. The terms of the Promissory Note were subsequently amended to allow I2S to pay the Note in two installments of $300,000 each due on July 1, 2008 and August 1, 2008. During the three months ended June 30, 2008, we received $682,000 of gross proceeds from I2S, including the first installment of the Note and subsequently received the final installment of the Note as well. We also retained accounts receivable related to the research products business that were outstanding at the time of the closing in an aggregate amount of $409,000 and retained rights to certain outstanding customer orders totaling $158,000. Of the total $567,000 in accounts receivable and customer orders outstanding at the time of the sale, we received $402,000 during the three months ended June 30, 2008 and subsequently received $64,000. We expect to receive the remaining $101,000 from an outstanding customer order by the end of 2008.

Under the terms of the APA, we sold the following assets that relate to our research products business: (i) all inventory; (ii) all fixed assets, (iii) all rights in, to and under our engineering subcontracts with Brown University; and (iv) all rights in, to and under our Salt Lake City, Utah facility lease. Additionally, we granted an exclusive royalty-free, non-sublicensable right and license to manufacture and sell research products including neural recording arrays, array insertion devices and data acquisition systems to neuroscience preclinical researchers for use in connection with non-human research products and services. We retained ownership of all intellectual property and regulatory approvals related to the clinical application of our neural interface technology including the BrainGate and NeuroPort programs. The Purchaser has offered employment to each of the eighteen employees who were terminated as a result of the I2S Transaction and assumed certain liabilities related to the research products business that were outstanding at the time of closing. The Company and the Purchaser have agreed to enter into a manufacturing agreement which will allow us to purchase clinical neural interface devices for a period of three years. The Company and the Purchaser have also agreed to enter into a distribution agreement pursuant to which the Purchaser will be allowed to distribute our NeuroPort products.

In order to obtain a release from General Electric Capital Corporation (“GECC”) of its security interest in certain assets being sold and to obtain GECC’s consent to the I2S Transaction, on May 15, 2008, we also entered into an agreement with GECC (the “GE Agreement”). Pursuant to the GE Agreement, we purchased certain equipment leased under the Capital Lease Line, GECC released it security interest in such equipment and GECC consented to the I2S Transaction in exchange for: (i) a cash payment of $202,263 plus sales tax payable at the time of closing of the I2S Transaction to fully satisfy all amounts due under the Capital Lease Line; (ii) a cash payment of $152,588 due on June 1, 2008, representing the monthly payment due under the Loan Agreement; and (iii) a cash payment of $600,000 payable upon our receipt of the proceeds from the Note due on July 1, 2008, of which $457,764 will be retained by GECC as payment of the monthly loan payment due on July 1, 2008 and prepayment of the monthly payments otherwise due on August 1, 2008 and September 1, 2008 under the Loan Agreement. During the quarter ended June 30, 2008, GECC received $354,851 and subsequently received all remaining payments due under the GE agreement.

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

In early June, 2008, we inquired to the FDA regarding the status of the HDE submission. Based on the e-mail and telephone communications that have taken place since then, we believe that the FDA’s review of the HDE application is actively ongoing and that we have provided all information requested to date. However we cannot provide any assurance that (i) a final review of our application will be conducted in a timely manner, (ii) our response will be satisfactory to the FDA or that we will not have to conduct additional significant, lengthy and expensive clinical trials before the FDA would grant its approval to market the Andara™ OFS™ System, or (iii) the FDA will ever grant such approval.

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

The long-term success of our business is dependent on the development and commercialization of advanced neurological products such as the Andara™ OFS™ Therapy and additional products based on the technology underlying the Andara™ OFS™ Therapy that may be developed. We have been unprofitable since our inception in May 2001 and we expect to incur substantial additional operating losses for the foreseeable future. As of June 30, 2008, our accumulated deficit was $48,266,000. If we can raise sufficient additional capital in the near term to continue our operations beyond the next few months, we expect to incur substantial losses for the next several years as we:

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

We have a limited history of operations. Through June 30, 2008, we have generated limited revenue from product sales and from grant income. Such product sales were primarily derived from our research products business. As we sold the research products business on May 19, 2008, we expect no further product sales revenue until we obtain the FDA’s approval of our Andara OFS Therapy HDE application. We cannot provide any assurance that the FDA will ever grant such approval. Since inception we have financed operations primarily through private placements of equity securities, capital lease and debt facilities, and to a much more limited extent, revenue from product sales and sponsored research. Our business is subject to significant risks, including, but not limited to, the risk that we may not be able to raise sufficient funding to continue our operations, the risk that we may default on our outstanding debt obligations, the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and uncertainties associated with obtaining and enforcing intellectual property rights. Accordingly, our activities to date are not as broad in depth or in scope as the activities we may undertake in the future, and our operating results or financial position or our lack of profitably as a commercial enterprise are not necessarily indicative of our future operating results.

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

Three Months Ended June 30, 2008 and 2007

Revenues

Product Sales and Gross Margin.   For the three months ended June 30, 2008, we had no product sales compared to $25,000 of product sales for the three months ended June 30, 2007. Product sales consisted of a custom Andara™ OFS™ System sold during the three months ended June 30, 2007. Because the custom Andara™ OFS™ System sold was still under development, certain costs which normally would have been charged to cost of sales were expensed as incurred to research and development. We do not expect any further product sales until our HDE application for our Andara™ OFS™ System is approved by the FDA. We cannot provide any assurance that the FDA will ever grant such approval.

Grant Income.  Revenue from grants decreased $48,000 to $62,000 for the three months ended June 30, 2008 from $110,000 for the three months ended June 30, 2007. Grant revenue was derived from our subcontract with Case Western Reserve University (Case). The decrease in grant revenue for the three months ended June 30, 2008 was due to the subcontract expiring on May 31, 2008 coupled with fewer employees working under the grant.

As part of our current strategy to focus resources on our Andara™ OFS™ System, we are currently in the process of terminating our activities under the BrainGate clinical trial and in turn transitioning the trial to a third party. However, as this process will most likely take several months to complete, we are currently in negotiations with Case to extend the subcontract that expired on May 31, 2008 in order to fund the activities under the BrainGate clinical trial until such time that the third party assumes the trial. Accordingly, we may receive additional grant revenue during 2008 if the amendment to the subcontract is finalized and executed.

We are also currently working with the Office of Naval Research (“ONR”) and the Telemedicine and Advanced Technology Research Center (“TATRC”) on two separate grant proposals. If awarded to us, the ONR and TATRC grants may provide us with some funding in 2009 to further the development of our neural interface technology. There can be no assurance, however, that we will receive any funding from these contracts.

Expenses

Research and Development.  Research and development expenses decreased $852,000 to $362,000 for the three months ended June 30, 2008 from $1,214,000 for the three months ended June 30, 2007. Excluding the impact of stock-based compensation, research and development expenses decreased $695,000. This decrease was due primarily to a decrease in outside spending relating to our Andara™ OFS™ System and, to lesser extent, neural interface programs, including principally consulting and contracting services as well as other operating expenses, of $466,000. Additionally, employee compensation and related expenses decreased $229,000 due to a reduction of our research and development staff as well as our decision not to accrue bonuses during the period due to our current plan of eliminating bonuses for 2008 for executives and other high level employees. The decrease in outside spending relating to our Andara™ OFS™ System was based on certain development and testing projects being completed during the period and to our decision to scale back operations as we await a response from the FDA concerning our HDE application. Stock-based compensation decreased $157,000 due primarily to certain non-employee options which became fully vested in August 2007.

Sales and Marketing.  Sales and marketing expenses decreased $300,000 to $43,000 for the three months ended June 30, 2008 from $343,000 for the three months ended June 30, 2007. The decrease was the result of a decrease in employee compensation and related expenses of $180,000. This decrease was due to a reduction of headcount as well as recruiting fees that were incurred during the second quarter of 2007. Consulting fees decreased $110,000 and other operating expenses decreased $10,000. The decreases in compensation, consulting and other operating expenses are the result of cost reduction initiatives implemented during the first quarter of 2008 to significantly reduce spending on sales and marketing activities related to our Andara™ OFS™ System while we await a response from the FDA concerning our HDE application.

General and Administrative.  General and administrative expenses decreased $290,000 to $923,000 for the three months ended June 30, 2008 as compared to $1,213,000 for the three months ended June 30, 2007. Excluding the impact of stock-based compensation, general and administrative expenses decreased $605,000. This decrease was primarily due to a reduction in employee compensation of $329,000 and a reduction of professional and consulting fees of $179,000 and to a lesser extent, certain other operating expenses. The decrease in employee compensation was due to a reduction in general and administrative staff as well our decision not to accrue bonuses during the period due to our current plan of eliminating bonuses for 2008 for executives and other high level employees. These actions are part of our current strategy to reduce spending as we await a response from the FDA concerning our HDE application. Stock-based compensation increased $315,000 due primarily to restricted stock awards granted to certain employees under a retention plan approved during the first quarter of 2008.

 Other Income and Expenses

Other Income (Expense), Net.  Interest income decreased $89,000 to $6,000 for the three months ended June 30, 2008 from $95,000 for the three months ended June 30, 2007. The decrease in interest income was primarily the result of lower average invested balances. Interest expense decreased $59,000 to $46,000 for the three months ended June 30, 2008 from $105,000 for the three months ended June 30, 2007. The decrease is related to lower average borrowings.

Loss from Continuing Operations

Loss from Continuing Operations.  Loss from continuing operations decreased $1,340,000 to $1,306,000 for the three months ended June 30, 2008 as compared to $2,646,000 for the three months ended June 30, 2007. This decrease was due to our decision to scale back operations as we await a response from the FDA concerning our HDE application and reflects the result of a reduction in staff as well as reduction in outside spending relating to consultants and contractors associated with our Andara™ OFS™ System and, to a lesser extent, our neural interface programs. Our loss from continuing operations per common share decreased $0.04 per share to $0.03 per share for the three months ended June 30, 2008 from $0.07 per share for the three months ended June 30, 2007. The decrease in loss per share was due to the decrease in loss from continuing operations coupled with an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased by 6,849,000 to 43,319,000 for the three months ended June 30, 2008 from 36,470,000 for the three months ended June 30, 2007. Weighted-average common shares outstanding increased primarily as a result of the issuance of 5,435,000 shares in connection with our private placement in November 2007 and 1,225,000 shares issued to employees in March 2008 and April 2008 in connection with severance and retention agreements.

Discontinued Operations

Discontinued Operations. Discontinued operations increased $446,000 to an income of $28,000 for the three months ended June 30, 2008 from a loss of $418,000 for the three months ended June 30, 2007. The increase is a result of an increase in revenue of $164,000 and a decrease in total operating expenses of $187,000 coupled with a gain on the sale of discontinued operations of $95,000. The increase in revenue was due primarily to an increase in the number of research products units sold. The decrease in operating expenses was principally the result of the discontinued operations being sold on May 19, 2008. Discontinued operations per share increased to $0.00 per share from a loss of $0.01 per share due to the increase of $446,000 in the results of discontinued operations as well as the increase in the weighted average common shares outstanding. See Loss from Continuing Operations above for an explanation of said increase in weighted average common shares outstanding.

Net Loss

Net Loss.  Net loss decreased $1,786,000 to $1,278,000 for the three months ended June 30, 2008 as compared to $3,064,000 for the three months ended June 30, 2007. This decrease in net loss was due to the decrease of $1,340,000 in net loss from continuing operations and increase of $446,000 from discontinued operations. Our net loss per common share decreased $0.05 per share to $0.03 per share for the three months ended June 30, 2008 from $0.08 per share for the three months ended June 30, 2007. The decrease in net loss per share was due to the decrease in net loss coupled with the increase in the weighted average common shares outstanding. See Loss from Continuing Operations above for an explanation of said increase in weighted average common shares outstanding.

Six Months Ended June 30, 2008 and 2007

Revenues

Product Sales and Gross Margin.   For the six months ended June 30, 2008, we had no product sales compared to $25,000 of product sales for the six months ended June 30, 2007. Product sales consisted of a custom Andara™ OFS™ System sold during the six months ended June 30, 2007. Because the custom Andara™ OFS™ System sold was still under development, certain costs which normally would have been charged to cost of sales were expensed as incurred to research and development. We do not expect any further product sales until our HDE application for our Andara™ OFS™ System is approved by the FDA. We cannot provide any assurance that the FDA will ever grant such approval.

Grant Income.  Revenue from grants decreased $77,000 to $149,000 for the six months ended June 30, 2008 from $226,000 for the six months ended June 30, 2007. Grant revenue was derived from our subcontract with Case Western Reserve University (Case). The decrease in grant revenue for the six months ended June 30, 2008 was due to the subcontract expiring on May 31, 2008 coupled with fewer employees working under the grant.

As part of our current strategy to focus resources on our Andara™ OFS™ System, we are currently in the process of terminating our activities under the BrainGate clinical trial and in turn transitioning the trial to a third party. However, as this process will most likely take several months to complete, we are currently in negotiations with Case to extend the subcontract that expired on May 31, 2008 in order to fund the activities under the BrainGate clinical trial until such time that the third party assumes the trial. Accordingly, we may receive additional grant revenue during 2008 if the amendment to the subcontract is finalized and executed.

We are also currently working with Office of Naval Research (“ONR”) and the Telemedicine and Advanced Technology Research Center (“TATRC”) on two separate grant proposals. If awarded to us, the ONR and TATRC grants may provide us with some funding in 2009 to further the development of our neural interface technology. There can be no assurance, however, that we will receive any funding from these contracts.

Expenses

Research and Development.  Research and development expenses decreased $1,098,000 to $1,341,000 for the six months ended June 30, 2008 from $2,439,000 for the six months ended June 30, 2007. This decrease was due primarily to a decrease in outside spending relating to our Andara™ OFS™ System and, to lesser extent, neural interface programs, including principally consulting and contracting services as well as other operating expenses, of $686,000. Additionally, employee compensation and related expenses decreased $320,000 due to a reduction of our research and development staff as well as our decision not to accrue bonuses during the period due to our current plan of eliminating bonuses for 2008 for executives and other high level employees. The decrease in outside spending relating to our Andara™ OFS™ System was based on certain development and testing projects being completed during the period and to our decision to scale back operations as we await a response from the FDA concerning our HDE application. Stock-based compensation also decreased $92,000 due primarily to certain non-employee options which became fully vested in August 2007, offset partially by the impact of a severance agreement entered into with a former executive vice president in March 2008 in which he received a stock award and accelerated vesting on all of his outstanding options in lieu of any cash severance payments due under his employment agreement.

Sales and Marketing.  Sales and marketing expenses decreased $297,000 to $182,000 for the six months ended June 30, 2008 from $479,000 for the six months ended June 30, 2007. The decrease was partially the result of a decrease in employee compensation and related expenses of $126,000 due to a reduction of headcount as well as recruiting fees that were incurred during the six months ended June 30, 2007. Consulting fees decreased $127,000 and other operating expenses decreased $13,000. The decreases in compensation, consulting and other operating expenses are the result of cost reduction initiatives implemented during the first quarter of 2008 to significantly reduce spending on sales and marketing activities related to our Andara™ OFS™ System while we await a response from the FDA concerning our HDE application. Stock-based compensation expense also decreased $31,000 due to the impact of forfeitures resulting from employee terminations.

General and Administrative.  General and administrative expenses decreased $113,000 to $2,275,000 for the six months ended June 30, 2008 as compared to $2,388,000 for the six months ended June 30, 2007. Excluding the impact of stock-based compensation, general and administrative expenses decreased $830,000. This decrease was primarily due to a reduction in employee compensation and related expenses of $464,000 and a reduction of professional, consulting and investor relations fees of $221,000 and to a lesser extent, certain other operating expenses. The decrease in employee compensation was due to a reduction in general and administrative staff as well our decision not to accrue bonuses during the period due to our current plan of eliminating bonuses for 2008 for executives and other high level employees. These actions are part of our current strategy to reduce spending as we await a response from the FDA concerning our HDE application. Stock-based compensation increased $717,000 due primarily to restricted stock awards granted to certain employees under a retention plan approved during the first quarter of 2008 coupled with the impact of a severance agreement entered into with our former Chief Financial Officer in March 2008 in which he received a stock award and accelerated vesting on all of his outstanding options in lieu of any cash severance payments due under his employment agreement.

 Other Income and Expenses

Other Income (Expense), Net.  Interest income decreased $194,000 to $31,000 for the six months ended June 30, 2008 from $225,000 for the six months ended June 30, 2007. The decrease in interest income was primarily the result of lower average invested balances. Interest expense decreased $107,000 to $117,000 for the six months ended June 30, 2008 from $224,000 for the six months ended June 30, 2007. The decrease is related to lower average borrowings.

Loss from Continuing Operations

Loss from Continuing Operations.  Loss from continuing operations decreased $1,319,000 to $3,735,000 for the six months ended June 30, 2008 as compared to $5,054,000 for the six months ended June 30, 2007. This decrease was due to our decision to scale back operations as we await a response from the FDA concerning our HDE application and reflects the result of a reduction in staff as well as reduction in outside spending relating to consultants and contractors associated with our Andara™ OFS™ System and, to a lesser extent, our neural interface programs. Our loss from continuing operations per common share decreased $0.05 per share to $0.09 per share for the six months ended June 30, 2008 from $0.14 per share for the six months ended June 30, 2007. The decrease in loss from continuing operations per share was due to the decrease in loss from continuing operations coupled with an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased by 6,381,000 to 42,782,000 for the six months ended June 30, 2008 from 36,401,000 for the six months ended June 30, 2007. Weighted-average common shares outstanding increased primarily as a result of the issuance of 5,435,000 shares in connection with our private placement in November 2007 and 1,225,000 shares issued to employees in March 2008 and April 2008 in connection with severance and retention agreements.

Discontinued Operations

Discontinued Operations. Loss from discontinued operations decreased $429,000 to $198,000 for the six months ended June 30, 2008 from $627,000 for the six months ended June 30, 2007. The decrease in this loss was the result of an increase in revenue of $372,000 coupled with a gain on the sale of discontinued operations of $95,000, partially offset by an increase in operating expenses of $38,000. The increase in revenue was comprised of an increase in product sales of $101,000 and an increase in grant revenue of $271,000. The product sales increase was due primarily to an increase in the number of research products units sold. The increase in grant revenue was due to two subcontracts with Brown University that were awarded to us at the end of 2007. The increase in operating expenses was principally the result of increased sales and marketing expenses due to an increase in employee compensation and related expenses. The increase in sales and marketing expenses was the result of an increase in sales and marketing staff compared to the same period in the prior year. Our loss from discontinued operations per common share decreased $0.02 per share to $0.00 per share for the six months ended June 30, 2008 from $0.02 per share for the six months ended June 30, 2007. The decrease in loss from discontinued operations per share was due to the decrease in loss from discontinued operations as well as the increase in weighted average common shares outstanding. See Loss from Continuing Operations above for an explanation of said increase in weighted average common shares outstanding.

Net Loss

Net Loss.  Net loss decreased $1,748,000 to $3,933,000 for the six months ended June 30, 2008 as compared to $5,682,000 for the six months ended June 30, 2007. This decrease in net loss was due to the decrease of $1,319,000 in net loss from continuing operations and the decrease of $429,000 from discontinued operations. Our net loss per common share decreased $0.07 per share to $0.09 per share for the six months ended June 30, 2008 from $0.16 per share for the six months ended June 30, 2007. The decrease in net loss per share was due to the decrease in net loss coupled with the increase in the weighted average common shares outstanding. See Loss from Continuing Operations above for an explanation of said increase in weighted average common shares outstanding.

Liquidity and Capital Resources

Since inception we have financed operations primarily through private placements of equity securities, capital lease and debt facilities, and to a much more limited extent, revenue from product sales and sponsored research. We have received net proceeds of $36,986,000 from private placements of equity securities through June 30, 2008. We also borrowed $5,201,000 through June 30, 2008 under various debt facilities. Additionally, we received net proceeds of $660,000 from the sale of our research products business during the six months ended June 30, 2008. As of June 30, 2008, we had $999,000 of cash and cash equivalents on hand.

Based upon our current cost structure, we believe that our existing cash resources plus the remaining $300,000 in proceeds from the sale of our research business received subsequent to June 30, 2008 will be sufficient to meet our projected operating requirements only into October 2008. Our cash and cash equivalents will not be sufficient to meet our obligations thereafter, including but not limited to, our obligations to repay the projected $597,000 of outstanding indebtedness due to GECC as of October 31, 2008. As of June 30, 2008, our outstanding indebtedness to GECC was $1,173,000. In order to continue operations beyond October 2008, we are (i) actively seeking to raise additional capital through private equity and/or debt financing (ii) exploring the potential sale of intangible assets related to our neural interface business; (iii) exploring arrangements with strategic partners; and (iv) significantly reducing our administrative, sales, marketing and clinical spending. If we are unsuccessful in raising additional capital before the end of October 2008, and if we have not received HDE approval from the FDA to trigger the $1,250,000 in proceeds due from NeuroMetrix under the terms of the NeuroMetrix Warrant, we may be required to cease operations and seek bankruptcy protection.

Net cash used in continuing operating activities was $2,640,000 for the six months ended June 30, 2008. The primary use of cash was to fund our operating losses. The net loss for the six months ended June 30, 2008 was $3,933,000. Included in this loss were non-cash expenses totaling $1,460,000 consisting of stock-based compensation expense of $1,263,000 depreciation and amortization expense of $170,000 and non-cash interest expense of $27,000. The net loss also included a net loss from discontinued operations of $198,000. The use of cash for continuing operations included costs associated with seeking FDA approval of the Andara™ OFS™ System, and, to a significantly lesser extent, continued efforts on our BrainGate and NeuroPort™ programs and costs associated with operating as a public company. Working capital changes affecting net cash used in continuing operations include sources of cash related to a decrease in accounts receivable of $75,000, a $38,000 decrease in inventory and a $130,000 decrease in prepaid expenses and other assets offset by uses of cash of $609,000 for accounts payable and accrued expenses.

Net cash used in financing activities was $772,000 for the six months ended June 30, 2008. We made payments of $692,000 and $81,000 under our notes payable and capital lease line, respectively. In addition, we received $1,100 in proceeds from the issuance of common stock related to the exercise of stock options.

Net cash provided by discontinued operations was $1,140,000 for the six months ended June 30, 2008. Net cash provided by operating activities of discontinued operations was $651,000. Working capital changes affecting net cash provided by operating activities of discontinued operations include sources of cash related to a decrease in accounts receivable of $656,000, a $67,000 decrease in inventory, an $18,000 decrease in prepaid expenses and other assets and an increase of $32,000 in accounts payable and accrued expenses. Net cash provided by investing activities of discontinued operations includes net proceeds from the sale of our research products business of $660,000 offset slightly by the purchase of equipment for use in discontinued operations. Net cash used in financing activities of discontinued operations consists of payments of $167,000 under our capital lease line.

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

 Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements.

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

As of June 30, 2008, we estimated future research and development expenses of approximately $12,895,000 would be incurred to complete the Andara OFS and Andara OFS PLUS projects. These projects, which were in various stages of development, from preclinical through pilot clinical trials are, unless discontinued, expected to reach completion at various dates ranging from 2008 through 2013.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to derivatives, the Standard will have no impact on our consolidated financial position or results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company's Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The Company's Principal Executive Officer and Principal Financial and Accounting Officer have further concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's Principal Executive Officer and Principal Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company's fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued an aggregate of 3,300,000 shares of our Common Stock to five employees under our Employee Retention Plan as more fully described in Note 2. These shares were not registered under the Securities Act of 1933, as amended and were issued to the five employees pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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
Date: August 14, 2008

By:	/s/ David A. Keene
David A. Keene
Vice President, Finance (Principal Financial and Accounting Officer) Date: August 14, 2008

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